Form 10QSB
period 1996-03-31
PAMET SYSTEMS INC
filed 1996-05-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Transition period from _________to _________
      Commission File No. 1-10623


                              Pamet Systems, Inc.
____________________________________________________________________
       (exact name of small business issuer as specified in its charter)


        Massachusetts                            04-2985838
____________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1000 Main Street, Acton, Massachusetts            01720
____________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code  (508) 263-2060

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes__X__   No_____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:


         Title of each class                     Number of shares outstanding
            Common stock                                 2,043,250
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES______   NO___X___

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Condensed Balance Sheets                         March 31,     December 31,
                                                    1996          1995
CURRENT ASSETS                                 (unaudited)

   Cash                                        $   12,286      $ 28,264
   Accounts receivable, net of allowance for
      doubtful accounts of $20,000                134,277       246,161
   Inventory                                       28,461        26,921
   Prepaid expenses and other current assets       47,433        46,644
                                               ----------    ----------

          TOTAL CURRENT ASSETS                    222,457       347,990

PROPERTY AND EQUIPMENT, net                       910,149       922,596

OTHER ASSETS                                        1,025         1,025
RESTRICTED CASH                                    26,621        26,450
                                               ----------    ----------

          TOTAL OTHER ASSETS                       27,646        27,475

                                               $1,160,252    $1,298,061
                                               ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                              $202,336    $  245,516
   Accrued expenses                               167,741       140,684
   Notes payable-related party                    124,099        81,099
   Deferred software maintenance revenue          112,507       190,034
   Current portion of long-term debt               14,987        13,069
                                               ----------    ----------

        TOTAL CURRENT LIABILITIES                 621,670       670,402

LONG TERM DEBT, less current portion              504,629       509,426
UNEARNED SUPPORT REVENUE                           79,283        79,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 1,966,250 issued and outstanding   20,433        20,183
   Additional paid-in Capital                   4,089,379     4,072,629
   Accumulated deficit                         (4,155,142)   (4,053,862)
                                               ----------    ----------

                                                  (45,330)       38,950

                                               $1,160,252    $1,298,061
                                               ==========    ==========

                See accompanying "Notes to Financial Statements"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  1996           1995

Net sales                                      $ 238,204     $ 180,127
Cost of product                                   73,791        97,921
                                               ---------     ---------

                                                 164,413        82,206

Operating expenses:
   Personnel costs                               170,840       171,793
   Rent, utilities and telephone                  15,234        17,746
   Travel and entertainment                       10,069        11,791
   Professional fees                               9,990        12,846
   Depreciation                                   12,447        19,412
   Other operating expenses                       31,966        25,611
                                               ---------     ---------

Total operating expenses                         250,546       259,199
                                               ---------     ---------

Income (loss) from operation                     (86,133)     (176,993)
Interest income (expense) Net                    (15,147)      (12,466)

Net income (loss)                               (101,280)     (189,459)
                                                =========     =========

Net income (loss) per share                        $(.05)        $(.10)
                                                   ======        ======

Shares Outstanding                             2,043,250     1,966,250
                                               =========     =========













          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                              Three Months Ended
                                          March 31, 1996   March 31, 1995

Cash flows provided by (used in)
 operating activities:

 Net loss                                      $(101,280)      $(189,459)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   12,447          32,146
 Change in assets and liabilities:
  Decrease accounts receivable                   111,884         209,459
  (Increase) Decrease in inventory                (1,540)         20,763
  (Increase) Decrease in prepaids and other
    current assets                                  (789)         (9,654)
  (Increase) Decrease in other assets               (171)           (172)
  (Decrease) Increase in accounts payable        (43,180)        (49,585)
  (Decrease) in deferred software
    maintenance revenue                          (77,527)        (71,882)
   Increase (Decrease) in accrued payroll         27,057           9,681
                                                --------         -------
      Total adjustments                           28,181         140,756

      Net cash provided by (used
       in) operating activities                  (73,099)        (48,703)

Cash flows from investing
 activities:

  Sale of computer Equipment                           0             927
                                                --------         -------

     Net cash used in investing activities             0             927












                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                          March 31, 1996  March 31, 1995

Cash flows from financing activities:

  Payment of mortgage                             (2,879)         (2,887)
  Net Change Note payable
      related party                               43,000          36,900
  Issuance of Capital Stock                       17,000               0
                                                --------         -------

      Net cash provided by
       financing activities                       57,121          34,013

  Net increase (decrease) in cash                (15,978)        (13,763)

  Cash and cash equivalents at
   beginning of period                            28,264          16,103

  Cash and cash equivalents at
    end of period                                $12,286         $ 2,340
                                                 =======         =======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $15,740         $13,439


















                See accompanying "Notes to Financial Statements"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month periods ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. On June 21, 1995 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,741, including interest at 11%, is payable monthly. The bank has required an interest bearing compensating balance account. On March 31, 1996 this account equaled $26,621.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and support and update service fees. Sales increased 32.2% for the three month period ended March 31, 1996 (the 1996 period) over the sales for the three month period ended March 31, 1995 (the 1995 period). Management believes that although sales have increased over the 1995 period the lack of profitability for the 1996 period was due to communities' continuing to delay purchases of systems to take advantage of the grants that they believed would be released pursuant to the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill). However, in recent weeks the Registrant has learned of many grants finally being awarded. There can be no assurance as to when, if at all, these awards will result in sales to the Registrant. The Registrant is experiencing cash flow shortages due to the delay of orders into the second and third quarters of the year. Management has taken initiatives, however, to insure that adequate working capital is available during the first 6 months of 1996. In addition, in anticipation of the increased working capital needs associated with the increased sales from the crime bill grants, management is exploring other additional financing alternatives.

Three Months Ended March 31, 1996 vs.
   Three Months Ended March 31, 1995

      Net sales increased $58,077 or 32.2% to $238,204 for the 1996 period from $180,127 for the 1995 period. The increase in total revenues is due to an increase in sales of the Registrant's new imaging product. Municipalities are continuing to delay the procurement of the Registrant's full records and dispatch products to take advantage of the Federal grants associated with the 1994 Crime Bill. Sales during the 1996 period consisted of hardware and software enhancements and imaging systems. There were no new system sales during the 1996 or 1995 periods. Software support revenues increased 3.7% to $88,640 for the 1996 period from $85,482 for the 1995 period reflecting the increase in the customer base from the 1995 period. Cost of product decreased $24,131 to $73,791 for the 1996 period from $97,921 for the 1995 period reflecting the higher margins associated with the imaging systems. Gross margin increased to 69.0% for the 1996 period compared to 45.6% for the 1995 period reflecting the increased imaging margins. The 1995 period also included some pass through services which carried no markup.

      Operating expenses decreased $8,653 or 3.3% to $250,546 for the 1996 period compared to $259,199 for the 1995 period. Personnel costs decreased slightly to $170,840 for the 1996 period compared to $171,793 for the 1995 period. The slight decrease is due to changes in vacation pay. Rent, utilities and telephone decreased 14.2% to $15,234 for the 1996 period from $17,746 for the 1995 period due primarily to the reduced phone expense due to discounts and reduced support usage. Travel and entertainment expenses decreased 14.6% to $10,069 for the 1996 period from $11,791 for the 1995 period. This decrease reflects the reduction in travel associated with a major project in the southeast that has been completed. Professional fees decreased 22.2% to $9,990 for the 1996 period from $12,846 for the 1995 period, primarily due to the reduced use of a public relations firm in the 1996 period. Depreciation expense decreased 35.9% to $12,447 for the 1996 period from $19,412 for the 1995 period primarily as a result of the reduced depreciation on the older computer equipment and office furnishings and the write off of previous development expense during 1995. Other operating expenses increased 24.8% to $31,966 for the 1996 period from $25,611 for the 1995 period due the payment of director fees and the increased expenses associated with snow removal for the last winter season.

      Net interest expense for the 1996 period was $15,147 compared to $12,466 for the 1995 period. This reflects the increased interest associated with the working capital loan and the increased interest rate on the mortgage.

      The net loss for the 1996 period decreased by $88,179 to $(101,280) for the 1996 period from $(189,459) for the 1995 period. This loss is the result of the delayed sales.



Liquidity and Capital Resources

      The Registrant's working capital decreased to a deficit of $399,213 at March 31, 1996 from a deficit of $322,412 at December 31, 1995 due to the loss during the quarter. Cash decreased to $12,286 at March 31, 1996 from $28,264 at December 31, 1995. Accounts receivable decreased significantly to $134,277 at March 31, 1996 from $246,161 at December 31, 1995. The lower level of accounts receivable reflects the decreased sales and the results of the collection activities during the 1996 period. The Registrant is experiencing an accounts receivable level that averages 60 days sales outstanding.

      The Registrant's backlog was approximately $250,000 at March 31, 1996. The Registrant also is continuing its cost improvement program and continues an aggressive sales effort. Specifically, sales of the Registrant's imaging product are expected to increase during 1996. The continuing delays in system sales as a result of the delays in awards of grants under the 1994 Crime Bill continue to have an adverse effect on sales and the Registrant's resulting cash position. During the 1996 period, however, the Registrant began to be notified by potential customers who had participated in the Registrant's grant writing seminars that they had received awards. Many of these prospective customers will still have to proceed with a competitive bidding process as required by their respective state laws, consequently there can be no assurance as to when, if at all, these awards will result in sales to the Registrant. In addition, the Registrant is continuing to consider projects to increase its cash position such as mergers, acquisitions or other business combinations, as well as capital raising alternatives. To date there have been no agreements or arrangements. The Registrant has also received short term financing commitments from Directors and Officers to support operations, if needed. The Registrant believes its existing backlog, combined with working capital loans from directors and shareholders and sales resulting from the grants associated with the 1994 Crime Bill will be sufficient to ensure the continued operations through the year.

      As of March 31,1996, the Registrant had accumulated approximately $4,000,000 and $3,200,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.

Forward Looking Statements

      This Management's Discussion and Analysis of Financial condition and Results of Operations may include forward-looking statements that may or may not materialize. Additional information of factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.


                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

      Not applicable.

Item 3 - Defaults Upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a note of Security Holders

      None

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits - none

      b. Reports on form 8-K - none

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          Pamet Systems, Inc.
                                             (Registrant)



             May 14, 1996                 Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer