Form 10QSB
period 1996-06-30
PAMET SYSTEMS INC
filed 1996-08-13
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended June 30, 1996

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
                                                 Yes__X__   No_____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                     Number of shares outstanding
            Common stock                                 2,060,200
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES______   NO___X___

                               PAMET SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE

Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets                                        1
        June 30, 1996 and December 31, 1995

        Condensed Statements of Operations                              2
        for the quarter ended June 30, 1996
        and 1995 and six months ended June 30,
        1996 and 1995

        Condensed Statement of Cash Flows                               3-4
        for the six months ended June 30,
        1996 and 1995

  Item 2 - Management's Discussion and Analysis of                      6-8
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                            9

  Item 2 - Changes in Securities                                        9

  Item 3 - Defaults Upon Senior Securities                              9

  Item 4 - Submission of Matters to a Vote of                           9
           Security Holders

  Item 5 - Other Information                                            9

  Item 6 - Exhibits and Reports on Form 8-K                             9

  Signature(s)                                                          10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Pamet Systems, Inc.

CONDENSED BALANCE SHEETS                          June 30,    December 31,
                                                    1996            1995
                                                 (unaudited)
CURRENT ASSETS

   Cash                                         $    8,941    $   28,264
   Accounts receivable, net of allowance for
     doubtful accounts of $36,951                  645,549       246,161
   Inventory                                        51,198        26,921
   Prepaid expenses and other current assets        32,705        46,644

                  TOTAL CURRENT ASSETS             738,393       347,990

PROPERTY AND EQUIPMENT, NET                        904,030       922,596

OTHER ASSETS                                           827         1,025
RESTRICTED CASH                                     26,794        26,450

                  TOTAL OTHER ASSETS                27,621        27,475
                                                ----------    ----------
                                                $1,670,044    $1,298,061
                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $345,414    $  245,516
   Accrued expenses                                208,290       140,684
   Notes payable-related party                     304,539        81,099
   Deferred software maintenance revenue            92,940       190,034
   Current portion of long-term debt                13,805        13,069
                                                 ---------     ---------
                 TOTAL CURRENT LIABILITIES         964,988       670,402

LONG TERM DEBT, less current portion               502,851       509,426
UNEARNED SUPPORT REVENUE                            54,123        79,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued
   Common stock, $.01 par value, 7,500,000
     shares authorized; 2,060,200 issued and
     outstanding                                    20,602        20,183
   Additional paid-in Capital                    4,089,549     4,072,629
   Accumulated deficit                          (3,962,069)   (4,053,862)
                                                -----------   -----------
                    TOTAL STOCKHOLDERS' EQUITY     148,082        38,950

                                                $1,670,045    $1,298,061
                                                ==========    ==========

        See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
Pamet Systems, Inc.

STATEMENTS OF OPERATIONS
  (Unaudited)


                                    Three Months Ended       Six Months Ended
                                             June 30,              June 30,

                                     1996       1995        1996        1995

Net sales                         $759,321   $335,780    $997,525    $515,907
Cost of product                    262,781    115,635     336,572     213,556
                                  --------   --------    --------    --------
                                   496,540    220,145     660,953     302,351

Operating expenses:
   Personnel costs                 165,748    154,240     336,588     326,033
   Rent, utilities and telephone    14,549     19,030      29,783      36,777
   Travel and entertainment         12,434     13,536      22,503      25,327
   Professional fees                18,964     16,750      28,954      29,596
   Depreciation                     12,885     19,117      25,332      38,529
   Other operating expenses         56,954     25,000      88,819      50,610
                                  --------   --------    --------    --------

Total operating expenses           281,534    247,673     532,079     506,872
                                  --------   --------    --------    --------

Income (loss) from operations      215,006    (27,528)    128,874    (204,521)
Interest Income (expense), Net     (21,933)   (15,680)    (37,081)    (28,146)

Net Income (loss)                 $193,073   $(43,208)    $91,793   $(232,667)
                                  ========   =========   =========  ==========

Net Income (loss) per share           $.08    $  (.02)       $.04     $  (.12)
                                   =======    ========    =======     ========

Shares used in Computing
   Earnings per Share            2,401,742   1,966,250  2,372,742    1,966,250







        See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
Pamet Systems, Inc.

STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                     Six Months Ended
                                              June 30, 1996   June 30, 1995

Cash flows provided by (used in)
Operating activities:

  Net (loss)/income                              $91,793         (232,667)

  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                 25,332           63,996
    (Increase) decrease in
      accounts receivable                       (399,388)         184,065
    (Increase) decrease in inventory             (24,277)          21,556
    (Increase) decrease in prepaids
      and other current assets                    13,939           (2,057)
    Increase (Decrease) in accounts payable       99,898         (118,685)
    (Decrease) in deferred software
      maintenance revenue                       (122,254)         (53,237)
    Increase (Decrease) in accrued expenses
      and other current liabilities               67,606               24
    (Increase) Decrease in deposits
      and other assets                              (146)            (342)
                                               ----------       ----------
        Total adjustments                       (339,290)          95,320

        Net cash provided by (used
         in) operating activities               (247,497)        (137,347)




                        (continued on following page)

        See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
Pamet Systems, Inc.

STATEMENTS OF CASH FLOWS (cont.)
  (Unaudited)


Cash flows from investing
 activities:
     Sale of computer equipment                                     1,682
     Capital expenditures for
      property and equipment                      (6,766)          (1,589)

   Net Cash from Investing Activities             (6,766)              93

Cash Flow from Financing Activities:
   Payment of Mortgage                            (5,839)          (6,850)
   Proceeds from sale of Capital Stock            17,339
   Net Change in Note Payable
      Related Party                              223,440          138,900

   Net Cash from Financing Activities            234,940          132,050

Net increase (decrease) in cash                  (19,323)          (5,204)

Cash at beginning of period                       28,264           16,103

Cash at end of period                             $8,941          $10,899
                                               =========         ========


Supplemental disclosure of cash
  flow information:

    Cash paid for interest                      $ 35,775         $ 28,491

        See accompanying "Notes to Financial Statements (Unaudited)"

                             PAMET SYSTEMS, INC.
                   Notes to Condensed Financial Statements
                                 (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six month periods and changes in cash flows for the periods then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. On June 21, 1995 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,741, including interest at 11%, is payable monthly. The bank has required an interest bearing compensating balance account. On June 30, 1996 this account equaled $26,794.

Note (3) Earnings Per Share

      Earnings per share are computed using the weighted number shares of common stock and common stock equivalents outstanding during the period using the treasury stock method.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and support and update service fees. Sales increased 126.1% for the three month period ended June 30, 1996 (the 1996 period) over the sales for the three month period ended June 30, 1995 (the 1995 period). The increase in sales is primarily due to the sales of the Registrants' digital imaging product (ImageServer) and to an increase in FireServer sales. Less than 10% of the increase is represented by sales from grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the Crime Bill). The Registrant expects to recognize more sales from grants under the Crime Bill during the second half of the year. In addition to the record sales recorded in the 1996 period, the Registrant has a significant backlog of over $700,000, the majority of which, it believes, will be delivered and invoiced during the second half of the year.

Three Months Ended June 30, 1996 vs.
   Three Months Ended June 30, 1995

      Net sales increased $423,542 or 126.1% to $759,321 for the 1996 period from $335,780 for the 1995 period. The increase is due to sales increases of all of the Registrant's products. The most significant increases were for the Registrant's imaging and FireServer product. Sales of turnkey systems for the 1996 period included 5 ImageServer, 5 PoliceServer and 5 FireServer Systems compared to 1 ImageServer, 3 PoliceServer and 1 FireServer systems for the 1995 period. Management believes that the increase in sales is due to the release of a state grant program that has funded a number of imaging systems in Massachusetts and the demand for fire systems associated with the implementation of E-911 in New England. Support revenues increased 20.8% or $17,719 to $102,746 for the 1996 period from $85,207 for the 1995 period reflecting the increase in the customer base from the 1995 period. Cost of product increased to $262,781 for the 1996 period from $115,635 for the 1995 period reflecting the increased sales. Gross margin remained effectively flat at 65.4% for the 1996 period compared to 65.6% for the 1995 period.

      Operating expenses increased $33,851 or 13.7% to $281,534 for the 1996 period from $247,683 for the 1995 period. Personnel costs increased 7.5% to $165,748 for the 1996 period from $154,240 for the 1995 period. The increase reflects the additional part-time staffing for administrative and marketing assistance. Rent, utilities and telephone decreased 23.6% to $14,549 for the 1996 period from $19,031 for the 1995 period due to decreased utility costs associated with a cooler spring season and decreased phone charges. Travel and entertainment expenses decreased 8.1% to $12,434 for the 1996 period from $13,536 for the 1995 period due to the reduced usage of rental cars. Professional fees increased 13.2% to $18,964 for the 1996 period from $16,750 for the 1995 period, primarily due to the increased usage of legal services. Depreciation expense decreased 32.6% to $12,885 for the 1996 period from $19,117 for the 1995 period primarily as a result of the reduced depreciation on the older computer equipment and office furnishings. Other operating expenses increased 127.7% to $56,954 for the 1996 period from $25,000 for the 1995 period primarily due to the write off of questionable accounts and an increase in tax penalties.

      Net interest expense for the 1996 period increased to 21,933 for the 1996 period from $15,680 for the 1995 period reflecting the interest associated with working capital loans from officers and directors.

      The net income increased to $193,073 or $.08 per share for the 1996 period from a loss of $(43,208) or $(.02) per share for the 1995 period.

This increase is associated with the significant increase in revenues for the quarter.


Six Months Ended June 30, 1996 vs.
   Six Months Ended June 30, 1995

      Net sales for the six month period ended June 30, 1996 (the 1996 period) increased $481,618 or 93.4% to $997,525 from $515,907 for the six month period ended June 30, 1995 (the 1995 period). The increase in sales reflects an overall increase in the demand for the Registrant's products. The most significant increases are associated with the ImageServer product and the FireServer product. Support revenues increased 14.4% to $195,188 for the 1996 period from $170,684 for the 1995 period reflecting the increase in the customer base from the 1995 period. Cost of product increased 57.6% to $336,572 for the 1996 period from $213,556 for the 1995 period reflecting the increased system sales. Gross margin increased to 66.3% for the 1996 period from 58.6% for the 1995 period. The increase is due primarily to the higher number of turnkey system sales and a reduction in the number of sales of lower mark-up hardware upgrades.

      Operating expenses increased $25,207 or 5.0% to $532,079 for the 1996 period from $506,872 in the 1995 period. Personnel costs increased 3.2% to $336,588 for the 1996 period from $326,033 in the 1995 period. This reflects the part-time staffing increases in the administrative and marketing areas. Rent, utilities and telephone expenses decreased $6,994 or 19.0% to $29,783 for the 1996 period from $36,777 for the 1995 period. This decrease is almost entirely associated with reductions in the phone cost and the significant decreases in utility cost during the 1996 period. Travel and entertainment expenses decreased 11.1% to $22,503 for the 1996 period from $25,327 for the 1995 period, reflecting the decrease in travel associated with training and installations in the Southeast region. Professional fees decreased 2.2% to $28,954 for the 1996 period from $29,596 for the 1995 period due to the decrease in financial consulting services which were partially offset by the increased use of the Registrant's legal counsel. Depreciation expense decreased 34.3% to $25,332 for the 1996 period from $38,529 for the 1995 period reflecting the reduced depreciation associated with older computer equipment and furnishings. Other operating expenses increased 75.7% to $88,819 for the 1996 period from $50,610 for the 1995 period. These increases reflect increased reserves and the increase in tax penalties.

      Net interest expense was $37,081 for the 1996 period compared to interest expense of $28,146 for the 1995 period reflecting the interest associated with working capital loans from directors and officers.

      The net income for the 1996 period was $91,793 or $.04 per share as compared to a loss of $(232,667) or $(.12) per share for the 1995 period due primarily to the increased revenues for the period.


Liquidity and Capital Resources

      The Registrant's working capital improved to a deficit of $226,595 at June 30, 1996 from a deficit of $322,412 at December 31, 1995 due to the higher level of business during the first half of 1996. Cash decreased to $8,941 at June 30, 1996 from $28,264 at December 31, 1995. Accounts receivable increased to $645,549 at June 30, 1996 from $246,161 at December 31, 1995. The increased level of accounts receivable reflects the increased sales. The Registrant is experiencing an accounts receivable level that averages 60 days sales outstanding.

      The Registrant's financial condition was positively impacted during the 1996 period by increased system sales. Nevertheless the Registrant continues to experience liquidity problems and cash flow shortages. The Registrant established a short term financing agreement with a director to provide a working capital loan of up to $300,000. At June 30, 1996, $300,000 was outstanding under this loan. In anticipation of the increased working capital needs associated with the increased sales from the Crime Bill grants, management is exploring other additional financing alternatives, such as a line of credit, sales of securities, factoring, mergers, acquisitions or other business combinations, although, there are no understandings, arrangements or agreements in this regard. The Registrant is also continuing to evaluate sources of funding to finance a project to make the Registrant's products hardware and operating system independent in order to maintain the competitiveness and attractiveness of the Registrant's products.

      As of June 30, 1995 the Registrant had accumulated approximately $3,900,000 in net operating loss carryforwards for federal income tax purposes. Some of the loss carryforwards expire beginning in the year 2002. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforwards exceeded the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.

Forward Looking Statements

      This Management's Discussion and Analysis of Financial condition and Results of Operations may include forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

      Not applicable.

Item 3 - Defaults Upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a note of Security Holders

      None

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits              none

      b. Reports on form 8-K - none

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          Pamet Systems, Inc.
                                             (Registrant)



             August 9, 1996               Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer