Form 10KSB/A
period 1995-12-31
PAMET SYSTEMS INC
filed 1996-09-18
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                FORM 10-KSB A-2

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
(Fee Required)

       For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10623


                             Pamet Systems, Inc.
                     ----------------------------------
                (Name of small business issuer in its charter)

      Massachusetts                                    04-2985838
 ------------------------------                    ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     1000 Main Street
   Acton, Massachusetts                                   01720
- ----------------------------                         ----------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code  (508)_263-2060

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                             on which registered

           none                                          none
    -----------------                              -------------------

          (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock $.01 par value
                       ---------------------------------
                               (Title of Class)

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X     No
                                                           -----     -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The issuers revenues for its most recent fiscal year was  $1,094,735


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices of the Common Stock on March 20, 1996 was $1,847,847.


The number of shares outstanding of the Registrant's common stock, as of March 28, 1996 -- 2,018,150 shares.

                      NOTE ON THE REASON FOR THE AMENDMENT


      This Form 10-KSB A-2 is being submitted to include an amended auditors report as well as to provide amended information included in part III.

                                  PART I

Item 1.  Description of Business

Business Development

         The Registrant designs and develops computer software and markets software and turnkey computer systems utilizing such software principally to public safety agencies serving municipalities with populations under 250,000, as well as campus, public housing and transit police agencies. The principal product of the Registrant is the PoliceServer(R), a management information system for police departments, which performs the clerical and recordkeeping functions necessary for police department operation, from dispatch and booking to word processing and electronic mail. The Registrant also markets to fire departments the FireServerR, a management information system that provides fire Departments with data on structures, fire suppression plans and hazardous materials. As of December 31, 1995, the Registrant had installed the PoliceServer in 86 police departments and the FireServer in eighteen fire departments. Sixty-nine of the Police Departments, and seventeen of the Fire systems are in Massachusetts. The Police product has also been marketed and installed in nine additional states and the Fire product in one other state.

         During the past years the Registrant has been seeking to expand its market beyond Massachusetts, and is adapting and enhancing its products to fit these additional markets. It has been marketing and expanding in the Southeastern states and in the lower Midwestern states. A Regional office has been established for that purpose in Charleston, SC. Revenues have decreased for the 12 month period ended December 31, 1995 due to the delays in the awarding of federal grants to local law enforcement agencies. These grants are associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) which provides automation grants to law enforcement agencies to enable law enforcement officers to spend more time "on the street". These grants have been delayed due lack of resolution in funding at the federal level. In general, the long lead time and uncertainties of selling to the governmental sector continue to result in a volatility in sales and cash flow. The Registrant continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

         This Annual Report of Form 10-K contains statements which are not historical facts. These forward-looking statements reflect management's current views, are based on many assumptions and factors and may involve risks and uncertainties. Certain factors and other information contained in this Annual Report on Form 10-K could cause such views, assumptions and factors and the Registrant's results of operations to be materially different.

         The Registrant was incorporated in Massachusetts on November 24, 1987 by Dr. Joel B. Searcy, its Chairman of the Board and President.

______________________
PoliceServer  and FireServer are registered trademarks of the Registrant.

Business of the Registrant

         Public safety agencies are paper-intensive organizations, which manage tremendous amounts of information in their day-to-day activities.
These agencies must  collect,  process,  file  and retrieve such information
quickly, conveniently  and  cost  effectively.   Traditionally, police and
fire departments have performed these tasks manually, resulting in significant resources and man-hours being spent processing and locating documents in large, sometimes haphazardly maintained, filing systems. Critical information can be inadvertently lost or misfiled and information can only be accessed by one person at a time. In an attempt to more efficiently manage information and to improve personnel productivity and response time, some public safety agencies have computerized certain of their internal operations.

         The Registrant believes that the market for computer systems for public safety agencies continues to be positioned for further growth due to a number of major factors. The first factor is the passage of the 1994 Crime Bill which will potentially allocate more than $33.0 Billion of funding for police and prison agencies over the next four years of which over $1.0 Billion is allocated to the automation of police agencies. Although the majority of the funding from the 1994 Crime Bill is earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be "put back on the street". The Registrant's products are built and marketed as this type of a productivity enhancing system. The second factor is that E911 systems that are being established around the country will require 24 hour dispatch centers for police, fire and EMS departments. It is the opinion of the Registrant that many smaller communities will not be able to afford to staff a dispatch center 24 hours a day. This will lead to the establishment of regional dispatch centers serving a number of communities. This regionalization will require computer systems to enable the regional dispatchers to have timely access to the information needed to respond to the varied situations in a diverse geography. The Registrant's products are designed and marketed with the option to be used in this type of regional
application.   The third factor is the fact that there is a growing trend toward accreditation of law enforcement agencies by an independent national commission, the Commission on Accreditation for Law Enforcement Agencies,
Inc.    As  a practical matter, the Registrant believes that in order to comply  with the numerous requirements of accreditation, a department must
be  computerized.   The Registrant also believes that in the near future
accreditation will be a significant factor in determining availability of and premiums for liability insurance for police departments.

         Additional factors affecting the market for computer systems for public safety agencies include the following; the improving economy which is providing greater availability of funding for public safety computerization; the general awareness and emphasis that municipalities are placing on crime prevention; the increasing realization by public safety officials that computers can increase the effectiveness of public safety operations; the pressures to control personnel costs, which account for a major portion of municipal budgets; the need to achieve higher personnel productivity due to local budgetary constraints; and the availability of computer hardware that does not require special environmental systems.

Products

         General.   In an effort to meet the demands of its target market,
which consists of approximately 15,000 police departments and 5,000 fire departments nationwide, the Registrant has not only developed proprietary software but also offers its customers complete turnkey computer systems. The Registrant provides the customer with hardware, software, training, support, installation and initial maintenance for its products for an
all-inclusive  price.    The Registrant also sells hardware upgrades and
supplies.

         The Registrant has developed and actively markets two software products to date: the PoliceServer, a management information system for police departments, and the FireServer, a management information system for fire departments. The Registrant owns the full and exclusive rights to both software products.

         The Registrant's software is presently available for Digital Equipment Corporation's Open VMSR operating system. Consequently, the Registrant's turnkey computer systems presently employ Digital hardware and operating system software. The Registrant's turnkey computer systems also include bundled nonproprietary software for word processing and spreadsheets, which the Registrant purchases from other companies and sells to the Registrant's users. Due to the increasing demand for PC-based systems the Registrant is pursuing ways to redevelop its application to be operable on an even larger selection of operating systems. No assurance can be given that the Registrant will be successful in this regard.

         PoliceServer. The PoliceServer is a comprehensive package of law enforcement applications software which performs the clerical and recordkeeping functions necessary for police department operation. The PoliceServer includes a computer-aided dispatch and incident reporting function which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits. The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. In addition, the system provides access to the Federal Government's Computer Aided Management of Emergency Operations Hazardous Materials CAMEOR database. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, personnel, payroll, property and equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

         The PoliceServer automatically cross references and updates all appropriate files in the data base. This feature eliminates the need for repetitive input, saves man-hours, and ensures the timely and consistent updating of police records. The Registrant estimates that after the first 6 to 20 months of operation, a PoliceServer system typically produces manpower savings whose dollar value equals the total system price. The system provides multiple levels of security controls which the Registrant believes limit the likelihood of tampering with police records.

         An important feature of PoliceServer is that customers find the system easy to learn and operate. The PoliceServer is designed to be used by any member of the department and rewards users directly by expediting unpleasant and boring paperwork tasks. The PoliceServer eliminates much of this manual preparation, replacing it with a series of simple interactive entry screens. This single step both produces the needed paperwork on a laser printer and captures the data for storage and analysis.
__________________________
Open VMS is a registered trademark of Digital Equipment Corporation
CAMEO is a registered trademark of the U.S. Government

         FireServer. The FireServer relies on the design approaches taken with the PoliceServer and performs a number of similar functions. Like PoliceServer, the FireServer system assists dispatchers in allocating and controlling resources and logging and reporting incidents, as well as providing access to the CAMEO Hazardous Materials database. In addition, FireServer permits a dispatcher to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data and identification of any permits, inspection violations or hazardous material at the site; and identification of individuals with special needs known to reside at the
incident  address.    The FireServer system's other functions create and
maintain records with respect to hydrant location and history; permits, inspections, violations, street box and building alarm systems, and personnel, payroll, property and equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

         ImageServer The ImageServer product is a complete image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.), and document imaging. The ImageServer product operates on a networked Pentium class computer system.

         The product is fully integrable with the PoliceServer and FireServer systems, and supports unlimited numbers of images connected to Master Name File entries. Photo lineup capability permits either video or printed lineups in either color or monochrome. Documents relating to individuals or incidents can also be stored and printed with the document scan option.

         Incident or accident related images can be connected to incident reports, and can include photo images or document images. Images can also be associated with property and evidence, and with department personnel files.

         The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve.

         New Products - The Registrant has developed a Mobile Data Terminal
(MDT) as an option with the PoliceServer. These devices are fully integrated allowing communications from car to dispatch, car to car, as well as access into the files in the PoliceServer system. All messages are fully encrypted. These systems should minimize the requirements for the officer to return to the station and should serve to increase the police presence on the street. ImageServer is now available as an option to be integrated with the MDT's.

         Product Pricing. A complete turnkey system including software, hardware, training, one year's hardware maintenance (provided by the hardware vendor) and six months of software support and update service, including a warranty against defects in the software has sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000
range.   As is common in the industry, the Registrant prices its software packages by the number of simultaneous users allowed. The base price for a two-user software package designed to run on a Digital AlphaStation 200 4/100 is $18,000. The base price of the software rises with the power of the processor used, but the cost of additional simultaneous users is $2,000 per user. This pricing strategy allows a small department to justify an entry-level system, yet permits it to add users in subsequent years at no cost penalty in most circumstances. Pricing of the ImageServer system begins at $12,950 for a single PC based capture station. An additional view station with software is priced at $3,000. A typical system is $16,000 to $19,000.

         Pricing of the FireServer and PoliceServer software packages is identical, with a discount offered on the base software license when the packages are installed together on the same computer hardware. Twelve of the eighteen FireServer systems in operation utilize the same computer as the PoliceServer in that municipality.

         In addition to revenues generated by sales of the PoliceServer, FireServer, ImageServer and maintenance and support fees, the Registrant generates operating revenues from the sale of additions to its existing systems, miscellaneous supplies, accessories and custom development, and training.

Marketing

         The Registrant's marketing strategy is designed to attract the Registrant's typical potential police or fire department customer. The Registrant utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the operational technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral, environment. The available grants associated with the 1994 Crime Bill also provided another marketing avenue as the Registrant conducted seminars to assist public safety agencies obtain grants as described below.

         The Registrant generally concentrates its marketing efforts on the PoliceServer system, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Registrant's strategy is to sell both packages on a single system. The expanded use of E911 will add greater focus to the latter strategy.

         The Registrant customizes its software by state, so that each state's prescribed reporting forms can be printed in accordance with such
state's  requirements.    In addition, the Registrant's software allows
customers to customize their reporting forms to their particular specifications.

         With the encouragement of the Registrant, active, independent user groups, consisting of the police departments using PoliceServer and fire departments using the FireServer, have developed. Any department participating in the Registrant's annual support and update service may attend its group's monthly meetings. Currently there are three Police groups, one in each region and one fire group which is in the Northeast. Since each department uses identical software, the users are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications, and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to testify about the virtues of the Registrant's products to prospective customers. The Registrant relies on the groups to determine the direction and development of updates or enhancements to be made to the software.

         In addition, Digital provide sales and marketing support through their sales representatives, assisting in the generation of leads for
prospective  customers.   Digital also cooperates with the Registrant in
presenting seminars for public safety agencies. The Registrant also attends public safety agency conventions and trade shows as part of its marketing efforts. In late 1994 and 1995 the Registrant, in conjunction with Digital, sponsored seminars that focused on the 1994 Crime Bill for over 150 public safety agencies. The seminars were designed to inform these public safety agencies of what was included in the 1994 Crime Bill and also how to apply for automation grants under the "Cops More" section of the bill. These seminars simplified the sometimes complex justifications that were required as part of the proposals and allowed many small to medium size agencies to submit proposals who otherwise might not have been able to do so. The Registrant has scheduled and plans to conduct established a series of seminars to assist law enforcement agencies in applying for the next round of technology grants associated with the 1994 Crime Bill.


         The Registrant's strategy is to continue to expand its current distribution approach by focusing in those states where the Registrant has established reference sites within the regions. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams.

         The Registrant believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 1996, the Registrant has customers in Massachusetts, Connecticut, Rhode Island, Ohio, South Carolina, Georgia, Indiana, New Hampshire, Tennessee, and Missouri.

         The Registrant markets its products in the New England area as well as in two additional regions of the country. The Registrant established an office in Cincinnati, Ohio serving the Midwest in March 1991 and another office in Atlanta, Georgia serving the Southeast in July 1991, which has since been moved to Charleston, South Carolina. As of April 1993 the Midwest office was destaffed and sales activities from this part of the country are now being called into the Company's headquarters in Massachusetts.

Competition

         The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country who offer competing products on personal computers to agencies in the Registrant's target market. The Registrant expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

         The principal competitive factors that exist in the public safety software business are price, ease of use and sophistication of the system. Management believes the competitive advantages of the Registrant's products include sophisticated capabilities and relative ease of use. Management believes that it is currently the largest supplier of integrated Police and Fire systems in Massachusetts. Nevertheless, the Registrant believes that to stay competitive in its target market, it must continue to make its products available on a greater number of computer platforms using technology that the Registrant continues to develop.

Principal Suppliers

         Through an arrangement between the Registrant and Digital, the Registrant purchases Digital hardware at a discount for resale as part of the Registrant's turnkey computer systems. The Registrant re-sells the hardware at the Registrant's list price.

         The Digital systems and components that the Registrant purchases are available from many suppliers and distributors.

Customers

         The Registrant's target market consists of police and fire departments serving populations under 250,000, including campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Registrant estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Registrant is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Registrant has installed six systems in the Midwest Region which is composed of the states of Ohio, Indiana, Illinois, Kentucky and Missouri and has installed eight systems in the Southeast Region, which is composed of Georgia, South Carolina, Alabama, and Tennessee.

         In any given fiscal period, sales to any one purchaser of the Registrant's products may account for 10% or more of the Registrant's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Registrant's dependence on any one
customer.    During  1995 no one customer accounted for more than 10% of sales. During 1994, sales to MARTA (Metropolitan Atlanta Regional Transit Authority) Police Services were $267,164 or 15.8% of the Registrant's sales.

Licensing and Support.

         The purchase price for the software system includes a perpetual license to use the software. The Registrant typically enters into a software license agreement with its customers.

         Support and update service is priced at 14% of the cost of the software package per year after the initial six month warranty period. Payment of the annual support and update service fee automatically extends the Registrant's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Registrant's annual fee also includes telephone support for the police and fire applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Registrant's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

         The Registrant generally relies upon contract, trade secret and copyright laws to protect its products. The license agreement under which a customer uses the Registrant's products restricts the customer's use to its own operations and prohibits disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of the Registrant's products. The Registrant believes that such copying would have limited utility without access to the product's source code, which the Registrant keeps highly confidential. The Registrant's products are encoded to run only on designated types and sizes of computers. The Registrant incorporates certain technological defenses into its products. The Registrant believes that because of the rapid pace of technological change in the computer industry, copyright and patent protection is of less significance than factors such as the knowledge and experience of the Registrant's personnel and their ability to develop, enhance, market and acquire new products.

         The Registrant also requires all of its employees to execute agreements requiring them to maintain the confidentiality of the Registrant's proprietary information.

Research and Development

         The Registrant made no Research and Development expenditures in either 1994 or 1995. The Registrant has continued to enhance its PoliceServer and FireServer products during these periods, specifically with the addition of the optional ImageServer and MDT systems.

Employees

         As of December 31, 1995, the Registrant had 9 full-time employees, of whom three were engaged in computer programming, two were engaged in documentation, training and software support and four were engaged in sales, marketing and administration. In addition the Registrant has two permanent part-time employees, one is an accountant and the other is a support specialist. The Registrant considers its employee relations to be satisfactory.

Item 2.  Properties

         The Registrant's operations are located in Acton, Massachusetts, where the Registrant owns a 12,000 square foot office building. This facility contains office, training, conference, development and shipping
space.   The acquisition and renovation of the building had been financed from the Registrant's working capital. In April 1992 the Registrant mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility, the balance of which was $522,495 at December 31, 1995. The building was designed to be adequate to house the training, development and other headquarters needs for the foreseeable future. The Registrant also rents corporate identities at its Cincinnati, OH and Charleston, SC locations.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 4A. Executive Officers and Directors

         The present executive officers of the Registrant, who are elected by the Board of Directors on an annual basis at the meeting of the Board of Directors after each annual meeting of stockholders and serve at the discretion of the Board of Directors, are as follows;



Name                      Age      Position

Dr. Joel B. Searcy        60       President and Chairman of the Board of
                                   the Registrant since its inception, was
                                   Treasurer until May 1991 and served as
                                   Clerk until September 1990.  Dr. Searcy
                                   has served as President and Chairman of
                                   the  Board  of  Compudyne,  Inc., a
                                   computer  time sharing company, since
                                   1980  through  1995  .  However, Dr.
                                   Searcy dedicated his full attention to
                                   the Registrant.


Arthur V. Josephson, Jr.  53       Director  of  the  Registrant since
                                   January  1988 and has served as Clerk
                                   since  September 1990.  In addition to
                                   his responsibilities to the Registrant,
                                   since 1985 Mr. Josephson has served as
                                   an accounting consultant to a number of
                                   clients  in Massachusetts, as well as
                                   Treasurer of Assabet Valley Home Health
                                   Association,  Inc.,  a visiting nurse
                                   agency, from 1977 through October 1994.

Richard C. Becker         50       Director   and  Treasurer  of  the
                                   Registrant  since  May  1991,  Vice
                                   President  -  Chief Operating Officer
                                   since July 1993, Assistant Clerk since
                                   February 1991 and was Vice President -
                                   Finance and Administration from January
                                   1991 until July 1993.



         There are no family relationships among any of the executive officers or directors of the Registrant.

                                   PART II

Item 5.  Market for the Registrants Common Equity and Related
  Stockholder Matters.

         The Registrant's Common Stock are available for trading in the over-the-counter market. The Common Stock is quoted under the symbol PAMT.

The following table sets forth the high and low bid prices of the Common Stock as listed on the Boston Stock Exchange and (after July 1994) in the over the counter market for the fiscal periods indicated.


FISCAL YEAR ENDED
DECEMBER 31                                 COMMON STOCK
                                             High    Low

1994
  First Quarter                                .02    .02
  Second Quarter                               .02    .02
  Third Quarter                               1.12    .02
  Fourth Quarter                              2.50    .47

1995
  First Quarter                               1.75    .75
  Second Quarter                              1.56    .75
  Third Quarter                               1.92    .84
  Fourth Quarter                              1.75    .62

         The Registrant had 73 holders of record of Common Stock on March
26, 1996. The Registrant has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Registrant and that cash dividends will not be paid to stockholders.


Item  6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

General

         The Registrant's net sales consist primarily of sales of software and turnkey computer systems and support and update service fees. Sales decreased 35.1% during the 12 month period ended December 31, 1995 (the 1995 period) from the 12 month period ended December 31, 1994 (the 1994 period).
Management believes that the lack of profitability for the 1995 period was due to communities delaying purchases of systems to take advantage of the grants that they believe would be released from the 1994 Crime Bill. The
Registrant believes that the delays in purchasing will extend into Q2 1996.
However, in recent weeks the Registrant has learned of many grants finally being awarded. The Registrant continues to believe that the market has potential based on the continuing improvements in the economy and the heightened emphasis on crime and the awareness by communities that computer systems can improve the efficiency and effectiveness of their public safety resources, although there can be no assurance in the regard.

Results of Operations

         Year Ended December 31, 1995 vs. Year Ended December 31, 1994. Net sales decreased 35.1% to $1,094,735 in the 1995 period from $1,686,537 in the 1994 period. Sales of turnkey systems and hardware upgrades decreased
$513,189  or 50.8% to $496,993 for the 1995 period from $1,010,182 for the
1994 period. The number of system sales decreased from 17 in the 1994 period to 7 in the 1995 period. Hardware upgrades increased to 9 in the 1995 period from 6 in the 1994 period. The decrease in the total revenue and total number of systems sold can be directly attributed to the delayed purchases of systems that would have been funded through grants associated with the 1994 crime bill had the funding been released. The software portion of the systems sales decreased significantly to $177,172 for the 1995 period from $558,030 for the 1994 period reflecting the decreased system sales. Sales of the new ImageServer product increased to $91,552 for the 1995 period from $21,355 in the 1994 period. Sales of the mobile computer systems (MDT's) decreased 91.9% to $12,491 for the 1995 period from $153,951 for the 1994 period. Revenue for the 1995 period consisted of sales of the Registrant's software products sold to third party vendors and finders fees from the same vendor who sold MDT's directly to the Registrant's customers. During the 1994 period, MDT's had been purchased and resold by the Registrant using the third party vendor's hardware and software which resulted in higher total sales but low overall margins. Support revenues increased $73,330 or 25.7% to $359,094 for the 1995 period from $285,764 for the 1994 period. This increase reflects the increasing customer base.

         Cost of sales decreased $161,757 or 23.1% to $537,754 for the 1995 period from $699,511 for the 1994 period. The cost of sales decreased due to the overall decrease in sales. One additional factor was the impact of the change in the contract with the third party vendor that supplies the MDTs.
Costs for the MDT's for the 1995 period, as described above, were $0 compared to $130,363 for the 1994 period. Gross profit decreased 43.6% or $430,045 to $ 556,981 for the 1995 period from $987,026 for the 1994 period.
Gross margin as a percentage of net sales decreased to 50.9% for the 1995 period from 58.5% for the 1994 period reflecting the lower percentage of software system sales partially offset by the elimination of the cost of sales for the low profit margin MDT systems.

         Operating expenses increased $15,511 or 1.5% to $1,064,232 for the 1995 period from $1,048,721 for the 1994 period. The slight increase is the result of some increases in payroll expense offset by reductions in training expense and advertising.

         Personnel costs increased 6.8% to $635,245 for the 1995 period from $594,524 for the 1994 period. The increase is due to the hiring of one contractor as an employee in addition to higher health insurance and Federal withholding costs. These increases were partially offset by the lower sales commissions paid during the 1995 period due to the delays in procurements by our customers.

         Rent, utilities and telephone increased 6.7% to $68,585 for the 1995 period from $64,258 for the 1994 period due primarily to increased phone expense associated with marketing and sales activities. Travel and entertainment expenses decreased $5,247 or 10.4% to $45,400 for the 1995 period from $50,647 for the 1994 period due to the decreased travel associated with the program management activities of the MARTA contract.
Professional fees decreased 17.4% to $67,635 for the 1995 period from $81,835 for the 1994 period. These reductions were due the hiring of an outside accountant as an employee and the reduced utilization for the Registrant's legal counsel during the 1995 period. This reduction was partially offset by the increased usage of a public relations firm.
Depreciation expense decreased 5.2% to $81,409 for the 1995 period from $85,857 for the 1994 period reflecting the reduced depreciation on the older computer equipment and office furnishings. Other operating expenses decreased 3.3% or $5,642 to $165,958 for the 1995 period from $171,600 for the 1994 period. The most significant components of this decrease were the decreased cost of the Registrant's annual report.

         Net interest expense increased to $62,092 for the 1995 period compared to a net expense of $53,238 for the 1994 period. This reflects the increased interest rate on mortgage and the increased interest expense associated with working capital loans obtained from Directors and Shareholders. Other income decreased in the 1995 period due to the elimination of the income associated with the rental of the second floor of the Registrant's Acton facility.

         The loss for the 1995 period was $569,202 $(.29) per share compared to a loss of $111,224 or $(.06) per share for the 1994 period and is the result of the reduced sales associated with the delays in the procurements of the Registrant's products associated with the 1994 Crime Bill.

Liquidity and Capital Resources

         The Registrant's working capital decreased to a deficit of $322,412 at December 31, 1995 from a deficit of $6,088 at December 31, 1994. Cash increased to $28,264 at December 31, 1995 from $16,103 at December 31, 1994.
The decrease in working capital is due to the loss in operations for the year. Accounts receivable decreased to $246,161 at December 31, 1995 from $464,119 at December 31, 1994, reflecting the decreased level of sales throughout the 1995 period. The Registrant is experiencing an accounts receivable age that averages 60 days sales outstanding.

         The  Registrant's  backlog  is  $253,987 at March 26, 1996. The
Registrant also is continuing its cost improvement program and continues an aggressive sales effort. Specifically, sales of the Registrant's ImageServer product are expected to increase during 1996. The continuing delays in sales as a result of the delays in awards of grants under the 1994 Crime Bill continue to have an adverse effect on sales and the Registrant's resulting cash position. Subsequent to the year-end, however, the Registrant began to be notified by potential customers who had participated in the Registrant's grant writing seminars that they had received awards. Many of these customers will still have to proceed with a competitive bidding process as required by their respective state laws. In addition, the Registrant is continuing to consider projects to increase its cash position such as mergers, acquisitions or other business combinations, as well as capital raising alternatives. To date there have been no agreements or arrangements.
The Registrant has also received short term financing commitments from Directors and Officers to support operations, if needed. The Registrant believes its existing backlog, combined with working capital loans from directors and shareholders and sales resulting from the grants associated with the 1994 Crime Bill will be sufficient to ensure the continued operations through the year.


         As  of  December  31,  1995,  the  Registrant had accumulated approximately $3,900,000 and $3,100,000 in net operating loss carryforwards for  federal  and  state  income  tax  purposes respectively. The loss carryforwards  expire in the year 2009.  Under the Internal Revenue Code of
1986,  as  amended,  the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an
"ownership  change."   It has been determined that an ownership change did
take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change."  Thus there is no restriction on its use.

Seasonality

         For the majority of the municipalities in the states in which the Registrant has sold its products through the Registrant's fiscal 1995, the fiscal year commences July 1. The Registrant bills the majority of its customers for annual software maintenance charges on July 1 of each year.
Consequently, cash flow representing software support revenues has tended to be higher in the second half of the Registrant's fiscal year, although software support revenues are recognized ratably over the fiscal year.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.


Item 7.  Financial Statements and Supplementary Data.




                              PAMET SYSTEMS, INC.

                        INDEX TO FINANCIAL STATEMENTS

                                                          Page

       Report of Independent Auditors  . . . . . . . . . . . . . .F-2

       Financial Statements:

         Balance Sheet - December 31, 1995 . . . . . . . . . . .F-3

         Statements of Operations -
           Years Ended December 31, 1995 and 1994  . . . .F-4

         Statements of Stockholders' Equity
           Years Ended December 31, 1995 and 1994  . . . .F-5

         Statements of Cash Flows -
           Years Ended December 31, 1995 and 1994  . . . .F-6

       Notes to Financial Statements . . . . . . . . . . . . . . . .F-8


    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.




                        REPORT OF INDEPENDENT AUDITORS


  Board of Directors and Stockholders
  Pamet Systems, Inc.


  We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



  Goff, Carlin & Cagan, LLP
  Worcester, Massachusetts


  March 15, 1996, except as to the information presented in Note A, for which the date is August 26, 1996



BALANCE SHEET

PAMET SYSTEMS, INC.

ASSETS                                                        December 31,
                                                                 1995

CURRENT ASSETS
   Cash                                                       $   28,264
   Accounts receivable, net of allowance for
     doubtful accounts of $20,000                                246,161
   Inventory                                                      26,921
   Prepaid expenses and other current assets                      46,644

                                   TOTAL CURRENT ASSETS          347,990

PROPERTY AND EQUIPMENT, NET                                      922,596

OTHER ASSETS                                                       1,025
RESTRICTED CASH                                                   26,450

                                     TOTAL OTHER ASSETS           27,475

                                                              $1,298,061
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $  245,516
   Accrued expenses                                              140,684
   Notes payable-related party                                    81,099
   Deferred software maintenance revenue                         190,034
   Current portion of long-term debt                              13,069
                                                              ----------
                              TOTAL CURRENT LIABILITIES          670,402

LONG TERM DEBT, less current portion                             509,426
UNEARNED SUPPORT REVENUE                                          79,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued
   Common stock, $.01 par value, 7,500,000 shares
     authorized; 2,018,250 issued and outstanding                 20,183
   Additional paid-in Capital                                  4,072,629
   Accumulated deficit                                        (4,053,862)

                             TOTAL STOCKHOLDERS' EQUITY           38,950

                                                              $1,298,061
                                                              ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

PAMET SYSTEMS, INC.

                                                      Year Ended December 31,
                                                         1995          1994
                                                       --------      --------

Net hardware and software sales                      $  735,641    $1,400,773
Software support revenues                               359,094       285,764
                                                     __________    __________
                     NET REVENUES                     1,094,735     1,686,537

Cost of sales                                           537,754       699,511
                                                        _______       _______
                                                        556,981       987,026


Operating expenses
  Personnel costs                                       635,245       594,524
  Rent, utilities and telephone                          68,585        64,258
  Travel and entertainment                               45,400        50,647
  Professional fees                                      67,635        81,835
  Depreciation                                           81,409        85,857
  Other operating expenses                              165,958       171,600

                     TOTAL OPERATING EXPENSES         1,064,232     1,048,721

Loss from operations                                   (507,251)      (61,695)
Interest income                                           3,213         4,584
Interest expense                                        (65,305)      (57,822)
Other income                                                141         3,709
                                                       --------      --------
                     NET LOSS                         $(569,202)    $(111,224)
                                                      ==========    ==========

Net loss per common share                                 $(.29)        $(.06)
                                                          ======        ======


Weighted average common shares outstanding             1,971,459     1,966,250
                                                       =========     =========


See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

PAMET SYSTEMS, INC.


                                        Additional                     Total
                      Common Stock       Paid-in     Accumulated   Stockholders'
                      Shares   Amount    Capital       Deficit        Equity
                     -------- --------  ----------   -----------   ------------
BALANCE AT
January 1, 1994     1,996,250  $19,663  $4,039,009  $(3,373,436)      $685,236

NET LOSS                                               (111,224)      (111,224)

ISSUANCE OF STOCK
  OPTIONS            ________   ______     $10,000   __________        $10,000

BALANCE AT
DECEMBER 31, 1994   1,966,250  $19,663  $4,049,009  $(3,484,660)      $584,012

NET LOSS                                               (569,202)      (569,202)

CONVERSION OF
STOCK OPTIONS          52,000      520      23,620            --        24,140
                    _________   ______     _______     _________      ________
BALANCE AT
DECEMBER 31, 1995   2,018,250  $20,183  $4,072,629  $(4,053,862)       $38,950
                    =========  =======  ==========  ============       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

PAMET SYSTEMS, INC.
                                                   Year Ended December 31,
                                                    1995           1994
                                                 ----------     ----------
OPERATING ACTIVITIES
  Net loss                                       $(569,202)     $(111,224)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                  163,561        142,057
    Issuance of stock options                          --          10,000

  Changes in operating assets and liabilities:
    Accounts receivable                            217,958       (159,562)
    Inventory                                       32,333         (8,582)
    Prepaid expenses and other current assets       (3,042)        (5,209)
    Other assets                                       398         25,844
    Restricted cash                                   (685)          (661)
    Accounts payable                               (75,470)       122,584
    Accrued expenses                                62,085        (15,494)
    Deferred software maintenance and
      unearned support revenue                     102,776         49,576
         Net cash provided by
           (used for) operating activities         (69,288)        49,329

INVESTING ACTIVITIES

  Expenditures for property
    and equipment                                   (4,095)       (26,263)
  Proceeds from sale of equipment                    1,783          3,352
                                                   -------        -------

       Net cash used for investing activities       (2,312)       (22,911)
                                                    -------       --------
FINANCING ACTIVITIES

  Proceeds from notes payable-related party        211,899         78,000
  Payment of notes payable-related party          (140,800)       (83,144)
  Payments of long-term debt                       (11,478)       (10,842)
  Issuance of capital stock                         24,140             --
                                                  --------        -------
    Net cash provided by (used for)
      financing activities                          83,761        (15,986)

                       NET INCREASE IN CASH         12,161         10,432

   Cash at beginning of period                      16,103          5,671

                       CASH AT END OF PERIOD       $28,264        $16,103
                                                   =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS -- CONTINUED

PAMET SYSTEMS, INC.


  SUPPLEMENTAL DISCLOSURES OF CASH
    FLOWS INFORMATION
      Cash paid for interest                       $65,000        $57,798
                                                   =======        =======

  SUMMARY OF NON-CASH TRANSACTIONS
    Stock options issued to a consultant
    for the production of an advertising
    video                                              --         $10,000
                                                      ====        =======






See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

PAMET SYSTEMS, INC.

NOTE A--NATURE OF OPERATIONS

Pamet Systems, Inc. (the Company), a Massachusetts corporation, was formed in November 1987 to engage in the business of designing, developing, installing and servicing computer software systems for the municipal market throughout the Eastern United States, principally in the area of public safety. Credit is granted to certain customers, most of which are municipalities. The Company generally does not require collateral.

The Company continues to suffer recurring losses from operations. However, through June of 1996, the Company's net sales were approximately $998,000 (unaudited) and net income was approximately $92,000 (unaudited). In addition, the Company's committed backlog was in excess of $700,000 (unaudited). Management believes that this level of sales and backlog are adequate to sustain operations through the end of fiscal year 1996. In addition, the above sales and backlog numbers do not include any estimates of potential sales with the Company's customers and prospective customers who have been notified by the Department of Justice that they have received awards under the 1994 crime bill. Once this Federal funding is released, these potential customers will proceed with the competitive bidding process required by State laws. The Company expects to see the results of at least some of these successful bids in fiscal year 1996.

The ultimate success of the Company is still dependent upon its ability to secure adequate interim and permanent funding to meet its working capital needs and the successful marketing of its products and services through expansion of the Company's operations. Some directors and officers of the Company, under certain circumstances, have agreed to provide short term financing on a temporary basis as needed. As a result, management believes the company's current sources of liquidity and funding are adequate to sustain operations through the end of fiscal year 1996. Management is also trying to enhance its financial position by obtaining permanent additional financing. There can be no assurance, however, that the Company's operations will be sustained or prove profitable in the future or that adequate sources of financing will be available at all, when needed or on commercially acceptable terms.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash: In connection with its mortgage agreement, the Company is required to maintain an interest reserve account with the mortgagor. Withdrawals from the account are restricted to the payment of mortgage principal or interest.

Property and Equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives, which range from 3 to 31.5 years.

Capitalized Software Development Costs: The Company capitalized certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs were capitalized at the lower of cost or net realizable value beginning with the establishment of the technological feasibility of the related products as defined in the statement, and include costs of porting the Company's products to the UNIX operating systems, as well as costs associated with purchasing software used in the Company's products. Other research and development costs, which are not material, are charged to expense as incurred. In the current year

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

all of the Company's capitalized software development costs have been determined to have no net realizable value and have been written off. Amortization of capitalized software costs amounted to $86,152 and $56,200 in 1995 and 1994, respectively, and is included in cost of sales.

Inventory: Inventory, which consists primarily of computer-related supplies, is stated at the lower of cost (first-in, first-out) or market value.

Deferred Software Maintenance Revenue and Unearned Support Revenue: Deferred software maintenance revenue and unearned support revenue represent revenue relating to software support, updates and warranties which the Company has not yet earned. Software maintenance fees are recognized ratably over the
period  of  the  service  contract.   The portion of the maintenance fee
associated with the sale of a first time system or software that relates to the initial maintenance period is also recognized ratably over the period of the extended service.

Revenue Recognition: Revenues from the sale of products are recognized when the product is installed. Revenues from the distribution agreement are recognized upon shipment.

Net Loss Per Common Share: The net loss per common share is computed using the weighted average number of shares of common stock outstanding during the
period.    Fully diluted earnings per common share, assuming conversion of outstanding stock options and redeemable stock warrants, are not presented since the effect would be antidilutive.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses
during  the  reporting  period.   Actual results could differ from those
estimates.

Income Taxes: The Company accounts for income taxes following the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which prescribes the use of the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 1995, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Director Compensation: The Company paid approximately $14,000 and $17,000 in 1995 and 1994 respectively, to a stockholder and director for financial accounting consulting services.

PAMET SYSTEMS, INC.

NOTE C--RELATED-PARTY TRANSACTIONS - (Continued)

Notes Payable - Related party consist of the following:

                                                          1995       1994
                                                        -------    -------

Notes payable to directors for unsecured advances.      $81,099    $10,000
                                                        =======    =======


NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION


Property and equipment at December 31 is as follows:


                        Balance at
                         Beginning                              Balance at
                                of    Additions                     End of
Classification              Period      at Cost  Retirements        Period

Year Ended December 31, 1995:
  Land                  $  231,283                              $  231,283
  Building                 758,728                                 758,728
  Furniture and Fixtures   116,700     $  1,349                    118,049
  Computer Equipment       323,982        2,746 $   (32,768)       293,960
  Automobiles               22,900                                  22,900
                        ----------        -----      ------       --------
             TOTALS     $1,453,593     $  4,095  $  (32,768)    $1,424,920
                        ==========     ========  ===========     ==========

Year Ended December 31, 1994:
  Land                  $  231,283                              $  231,283
  Building                 758,728                                 758,728
  Furniture and Fixtures   113,803     $  2,897                    116,700
  Computer Equipment       307,891       23,366 $   (7,275)        323,982
  Automobiles               44,698                 (21,798)         22,900
                           -------       ------    --------        -------
            TOTALS      $1,456,403   $   26,263 $  (29,073)     $1,453,593
                        ==========     ========   ========      ==========

PAMET SYSTEMS, INC.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

Accumulated depreciation at December 31 is as follows:

                        Balance at
                         Beginning    Additions                 Balance at
                                of      Charged                     End of
Classification              Period   To Expense  Retirements        Period

Year Ended December 31, 1995:
  Building                $ 87,699    $  24,150                  $ 111,849
  Furniture and Fixtures    86,664       12,025                     98,689
  Computer Equipment       254,636       45,235   $ (30,985)       268,886
  Automobiles               22,900                                  22,900
                           -------       ------      ------        -------
             TOTALS       $451,899     $ 81,410   $ (30,985)      $502,324
                          ========       ======      ======        =======

Year Ended December 31, 1994:
  Building                $ 63,536    $  24,163                   $ 87,699
  Furniture and Fixtures    72,353       14,311                     86,664
  Computer Equipment       216,966       44,945  $  (7,275)        254,636
  Automobiles               38,906        2,437    (18,443)         22,900
                          --------      -------  ----------        -------
             TOTALS       $391,761      $85,856  $ (25,718)       $451,899
                          ========      =======    =======        ========

NOTES TO FINANCIAL STATEMENTS--CONTINUED

PAMET SYSTEMS, INC.

NOTE E--ACCRUED EXPENSES

Accrued expenses includes the following:

                                                    December 31,
                                              1995              1994
                                           ---------         ---------
Accrued payroll and vacation                $ 44,823          $ 34,122
Accrued and withheld payroll taxes            59,516             8,827
Other                                         36,345            35,650
                                            --------          --------
                                            $140,684          $ 78,599
                                            ========          ========


NOTE F--COMMITMENTS AND CONTINGENCIES

Lease Obligations:  The Company rents office space and office equipment under
operating  leases.    Rents  for  its  field offices are generally on a
month-to-month basis or with leases having noncancelable terms not longer than one year. Expenses incurred under operating leases were $4,640 and $5,430 in 1995 and 1994, respectively.

Financial Advisor Commitments: In November 1990, the Company entered into an agreement to pay a financial advisor $2,000 per month through October 1993 in return for assisting the Company in financial matters. At December 31, 1995 and 1994, $28,000 remained unpaid in connection with this agreement and was included in accounts payable.

Legal Fees: In May of 1992, the Company entered into an agreement with its present attorney to pursue different financing arrangements, acquisitions or mergers. Legal work associated with this agreement, which has not yet been billed to the Company, was to be paid principally out of the proceeds of any resulting transaction.

The amount, if any, that will be ultimately paid by the Company, and under what conditions, in connection with this legal work is uncertain at this
time.   If the Company never enters into any of the above transactions, the ultimate billings associated with this legal work will not exceed $15,000; accordingly this amount is included in accounts payable at December 31, 1995 ($8,000 at December 31, 1994).

PAMET SYSTEMS, INC.

NOTE G--LONG TERM DEBT

In March 1992, the Company secured a $560,000 mortgage on its facility. On June 21, 1995 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,741, including interest at 11%, is payable monthly. In addition, the note is subject to several conditions, including:

           - Five officers, directors and/or stockholders of the Company are limited guarantors of the note to the extent of $50,000 each. In connection with these guarantees these five officers, directors and/or shareholders were paid $1,500 each in the current year.

           - Payment of dividends is restricted, requiring approval of the mortgagor.

           - Salary increases for officers are restricted, requiring approval of the mortgagor.

Subsequent to December 31, 1995, the bank issued a committment letter that indicates this mortgage will be renewed for one year, until June 1997. Payment terms and interest rates, although not finalized, are expected to remain consistent with current terms and rates. Maturities reflect these terms and rates.


Annual principal maturities of long-term debt are as follows:

      Year ending  December 31, 1996             $ 13,069
                   December 31, 1997              509,426
                                                 --------
                                                 $522,495
                                                 ========

NOTE H--STOCKHOLDERS' EQUITY

In conjunction with the Company's initial public offering in November 1990, the Company issued 920,000 redeemable warrants for $5 per unit. Each redeemable warrant entitled the holder to purchase one share of the Company's $.01 par value common stock at a price of $6.50 per share and expired October 31, 1994. The Company also issued additional rights to purchase up to 80,000 units at a price of $6.75 until October 31, 1995.

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under option arrangements is 400,000 shares. These options, of which a total of 17,000 had been exercised at December 31, 1995, are exercisable within a ten-year period from the date of the grant, generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees and consultants. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant. For the year ended December 31, 1994.

PAMET SYSTEMS, INC.

NOTE H--STOCKHOLDERS' EQUITY (Continued)

167,500 options outstanding under the Company's Stock Option Plan ranging in option price from $3.00 to $5.50 per share, were repriced to $.02 per share (the average bid price at the time of repricing). All other terms of these options including the vesting period and the number of shares associated with each option remained the same. No directors were subject to this option repricing.

Stock option activity for the two year period ended December 31, 1995 is as follows:


                                               Number       Option Price
                                           Of Options          Per Share
                                           __________       ____________

Outstanding January 1, 1994                   197,500       $.02 - $5.50


Granted to Directors                           33,000        $.02 - $.50
Granted to Employees                           62,000               $.02
                                           __________       ____________
Outstanding December 31, 1994                 292,500       $.02 - $5.50

Granted to Directors                            8,000              $1.00
Granted to Employees                           41,000              $1.44
Exercised                                    (17,000)               $.02
Cancelled                                     (6,000)               $.02
                                           __________       ____________
Outstanding December 31, 1995                 318,500       $.02 - $5.50
                                              =======       ============



Exercisable at December 31, 1995              207,900       $.02 - $5.50
                                              =======       ============
Exercisable at December 31, 1994              190,500       $.02 - $5.50
                                              =======       ============


Available for Grant
At December 31, 1995                           64,500
                                              =======

Available for Grant
At December 31, 1994                          107,500
                                              =======


In addition, The company also issued the following stock options outside of any formalized plan as follows;




                                               Number       Option Price
                                           Of Options          Per Share
                                           __________       ____________

Outstanding January 1, 1994                      --                 --

Granted to a Vendor in
return for services                            50,000               $.80
                                           __________       ____________
Outstanding December 31, 1994                  50,000               $.80

Granted to Directors
in consideration for
providing short term financing                105,000               $.68

Exercised                                    (35,000)               $.68
                                           __________       ____________
Outstanding December 31, 1995                 120,000        $.68 - $.80
                                              =======        ===========


On January 1, 1996 options representing 8,000 shares were granted to directors at an exercise price of $1.12 per share.

NOTE I--INCOME TAXES

There is no current provision for federal income tax due to the Company's net
operating  losses  to  date.   During 1995 and 1994, the Company recorded
deferred tax assets from the benefit of net operating losses in the amount of
$118,000  and $16,000, respectively.  The cumulative amount of these assets, which  is $959,000 at December 31, 1995, has been fully reserved due to the
Company's  history of operating losses. Thus, management has concluded that realization  of  the benefit is not likely.  The Company has available for federal  and  state income tax purposes net operating loss carryforwards of approximately  $3,900,000 and $3,100,000 respectively, which may be used to offset  future  taxable income.  These net operating loss carryforwards, if unused, expire in 2009.

NOTE J--SIGNIFICANT CUSTOMERS

There were no sales to individual customers that were greater than 10% of total revenues for the year ended December 31, 1995.

For the period ended December 31, 1994, sales to one customer totaled approximately $267,000 or 15.8% of total sales.


NOTES TO FINANCIAL STATEMENTS--CONTINUED

PAMET SYSTEMS, INC.

NOTE K--ECONOMIC DEPENDENCY

The  Company  obtains approximately 70% of its merchandise from one source.
Management believes that if this supplier ceased providing merchandise, the Company could find alternative suppliers without serious interruption of business.


NOTE L--QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized quarterly financial data for 1995 and 1994 is as follows:


                                           Quarter Ended
                      -------------------------------------------------------

                      March 31,      June 30,   September 30,    December 31,
                        1995           1995         1995             1995
                     ----------     ---------   -------------    ------------

Revenues             $ 180,127      $ 335,780        $267,427     $  311,401
Gross Profits           82,206        220,145         161,058         93,572
Operating Income
  (loss)              (176,993)       (27,528)       (131,256)      (171,474)
Net Income
  (loss)              (189,459)       (43,208)       (148,323)      (188,212)
Income (loss)
  per share          $    (.10)      $   (.02)     $     (.07)      $   (.10)


                                           Quarter Ended
                      -------------------------------------------------------

                      March 31,      June 30,   September 30,    December 31,
                        1994           1994         1994             1994
                     ----------     ---------   -------------    ------------

Revenues             $ 393,257       $ 412,145        $473,180     $ 407,955
Gross Profits          206,197         297,419         282,617       200,793
Operating Income
  (loss)               (25,193)         53,479          18,075      (108,056)
Net Income
  (loss)               (38,123)         39,739           2,989      (115,829)
Income (loss)
  per share          $    (.02)      $     .02       $     .00      $   (.06)


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

On February 14, 1994 the Registrant, based on the recommendation of its Audit Committee, selected Goff Carlin & Cagan of Worcester, Massachusetts as it auditors to examine the books and accounts of the Registrant for the fiscal year ended December 31, 1993.

Ernst & Young had been the Registrant's auditors since November 1990.

During the Registrant's's fiscal years ended December 31, 1994 and 1995 there were no disagreements with Goff, Carlin & Cagan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

A Form 8-K was filed with the Commission relative to the change of auditors on February 18, 1994.



                                   PART III


Item 9. Directors and Executive Officers of the Registrant.

              INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as to the ages and principal occupations of the members of the Board of Directors and executive officers and has been furnished to the Registrant by such directors and executive officers.


                      NOMINEES WHOSE TERMS EXPIRE IN 1999
                                  (Class III)

Name                  Age  Principal Occupation                  Director
                                                                 Since

Dr. Joel B. Searcy    60   Dr. Searcy has been Chairman of the   1987
                           Board of Directors   and  President
                           of  the Company since the Company's
                           inception  in  1987,  was Treasurer
                           until  May 1991 and served as Clerk
                           until  September  1990.  Dr. Searcy
                           served as President and Chairman of
                           the    Board    of   Directors   of
                           Compudyne,    Inc.,    a   computer
                           timesharing   company   from   1980
                           through 1995.


Lee Spelke            64   Mr. Spelke is a financial consultant  1990
                           who served as  President  of Spelke
                           Financial    Services,    Inc.,   a
                           financial consulting firm, for more
                           than five years, through 1994.

                   DIRECTORS WHOSE TERMS EXPIRE IN 1997
                                 (Class I)

Name                  Age  Principal Occupation                  Director
                                                                 Since

Richard C. Becker     50   Mr. Becker has been Vice President    1991
                           and Chief Operating  Officer  since
                           July  1993, Assistant  Clerk  since
                           February 1991 and  Treasurer  since
                           May 1991. He was  Vice  President -
                           Finance and Administration  of  the
                           Company from January  1991  through
                           June   1993.  From   January   1986
                           through  December 1990,  Mr. Becker
                           was   Manager  of   the  Government
                           Manufacturing  Group   of   Digital
                           Equipment  Corporation,  a computer
                           manufacturer.

Arthur V. Josephson, Jr 54 Mr. Josephson has  served  as Clerk  1988 for  the  Company  since  September
                           1990. In addition to his responsibilities
                           to the   Company,   since  1985 Mr.
                           Josephson    has   served   as   an
                           accounting  consultant  to a number
                           of  clients  in Massachusetts.  Mr.
                           Josephson   also   served   as  the
                           Treasurer  of  Assabet  Valley Home
                           Health Association, Inc.,a visiting
                           nurse  agency,  from  1977  through
                           October 1994.

                   DIRECTORS WHOSE TERMS EXPIRE IN 1998
                                (Class II)

Name                  Age  Principal Occupation                  Director
                                                                 Since

Dr. Stanley J. Robboy 55   Since April 1993, Dr. Robboy has been 1990
                           Professor of  Pathology, Obstetrics
                           and Gynecology and Head of the Division
                           of  Gynecologic  Pathology  of  the
                           Department  of  Pathology  at  Duke
                           University  Medical  Center.   From
                           January  1992  through  April 1993,
                           Dr.   Robboy   was   Professor   of
                           Pathology and Chief of the Division
                           of   Surgical   Pathology   of  the
                           Department  of  Pathology  at  Duke
                           University Medical Center. For more
                           than  five years prior thereto, Dr.
                           Robboy  had  been  a  Professor  of
                           Pathology   in  the  Department  of
                           Pathology   at  the  University  of
                           Medicine   and   Dentistry  of  New
                           Jersey.


Laurence B. Berger    61   Since November 1990 Mr. Berger has   1988
                           served as a private  consultant  to
                           various commercial and governmental
                           clients.  From October 1993 through
                           September 1994 Mr. Berger served as
                           a  Special  Project  Team Member at
                           the  Jewish Community Center of the

                           North   Shore,  a  social  services
                           agency.      From   September  1988
                           through  November  1990, Mr. Berger
                           was  Information Systems Manager at
                           EG&G,     Inc.,    a    diversified
                           electronics     manufacturer    and
                           service contractor.

                THE BOARD OF DIRECTORS AND ITS COMMITTEES

      During the fiscal year ended December 31, 1995 the Board of Directors of the Company held four meetings. During such period, each of the current directors of the Company attended 75% or more of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees of the Board on which such director served.

      The Board of Directors has two committees, an Audit Committee and a Compensation Committee. The Board of Directors does not have a nominating committee.

      The Audit Committee consists of Lee Spelke, Laurence B. Berger and Stanley J. Robboy. The Audit Committee acts as a liaison between the Company and its independent auditors and reports on matters pertaining to the Company's independent audit and the Company's accounting policies. The Audit Committee met once during fiscal 1995.

      The Compensation Committee consists of Laurence B. Berger and Lee Spelke. The Compensation Committee was formed to make recommendations to the Board of Directors with respect to the compensation of the officers of the Company for each year and to administer the Company's employee benefit plans. The Compensation Committee met once during fiscal 1995.

      Directors who are not officers of the Company are entitled to receive an annual stipend of $1,000 for serving on the Board and its committees and reimbursement for out-of-pocket expenses in connection with their attendance at directors' meetings. Additionally, under the Company's 1990 Stock Option Plan, each non-employee director who is a director of the Company on the last day of a calendar year or has ceased to be a director during the calendar year due to his or her death or attainment of an age greater than 65 is automatically granted a nonqualified stock option to purchase 2,000 shares of Common Stock on January 1 of the succeeding calendar year at the fair market value per share on the date of grant.


                COMPLIANCE WITH THE SECURITIES EXCHANGE ACT

      The Company's executive officers and directors are required under
Section 16(a), Beneficial Ownership Reporting Compliance of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. A Form 4 with respect to a transfer of stock to the children of Dr. Joel B. Searcy, President and Chairman of the Board was filed beyond the timely reporting time. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its other executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them.


Item 10. Executive Compensation.

     The following table sets forth the compensation paid by the Company during the three fiscal years ended December 31, 1995 to the chief executive officer and the executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1995. The table excludes perquisites and other personal benefits which are less than 10% of the total annual salary and bonus for named executive.

                             Summary Compensation Table

                                                   Annual Compensation
         Name and Principal Position              Year           Salary

         Dr. Joel B. Searcy                       1995        $ 121,340
         Chairman and President                   1994          122,500
                                                  1993           95,659



Employment Agreements

     Dr. Joel B. Searcy had an employment agreement, which commenced on November 8, 1991 and terminated on December 31, 1993. The contract was renewed on April 30, 1994, for a three year period terminating on April 30, 1997. While the agreement provided for a base salary of $120,000 per annum, the use of an automobile and certain other benefits during the term of the agreement, Dr. Searcy voluntarily reduced his compensation thereunder in both fiscal years 1992 and 1993. In the event of his termination of employment for any reason other than cause or voluntary termination (as defined in the agreement), Dr. Searcy will be entitled to receive salary and bonus amounts with respect to the remaining term of the agreement, or, if longer, a period of twelve months following such termination. He will be entitled to receive the same payment if his employment terminates
     (or constructively terminates, as defined in the agreement) for any reason within 120 days of a "change of control" of the Company. A
     "change of control" is defined in the agreement to include (a) the delivery to the Company's stockholders of a notice announcing a stockholders meeting to consider a proposed acquisition of the Company by merger or other combination or a proposed sale of substantially all of the Company's assets or a similar reorganization of the Company,
     (b) the acquisition of beneficial ownership of 25% or more of the Company's voting securities by a person other than the Company and (c) the commencement of a tender offer for the Company's stock. If Dr.
     Searcy's employment is terminated voluntarily or for cause, he will be entitled only to salary and other benefits accrued to the date of such termination. The agreement contains non-competition provisions which prohibit Dr. Searcy from accepting employment with a competitor of the Company and from soliciting Company's employees and customers during and for one year following his employment with the Company.

Option Plan

     The Company maintains the Pamet Systems, Inc. 1990 Stock Option Plan
     (the "Plan"), which was adopted by the Board and approved by the stockholders of the Company in September 1990. The Plan, which has a maximum of 400,000 shares of Common Stock reserved for issuance, provides for the discretionary grant of options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to key employees of the Company and of nonqualified stock options to key employees and consultants (but not non-employee directors) of the Company, and for the automatic grant of nonqualified options to non-employee directors of the Company. See "The Board of Directors and its Committees."

Stock Options

     Dr. Searcy was granted 7,500 options on December 20, 1995 to buy Pamet
     Common Stock in return for his guarantee of a directors working capital loan to the Company. The option price was set at $.68 per share which was the market price on the date of the grant.


Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

     The following table provides information regarding ownership of the


     Company's Common Stock as to each nominee and director of the Company, and as to each person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities. The information set forth below as to nominees and directors has been furnished to the Company by such nominee or director.


                                                        Percent of Common
     Name and Address of        Amount and Nature of    Stock (if over 1%)
     Beneficial Owner           Beneficial Ownership    Owned Beneficially
                                                        as of August 14,
                                                        1996

     Dr. Joel B. Searcy                487,502 (1)                 23.5%
     1000 Main Street
     Acton, MA  01720

     Lee Spelke                         12,000 (2)                    __
     1000 Main Street
     Acton, MA  01720

     Richard C. Becker                 109,500 (3)                  5.0%
     1000 Main Street
     Acton, MA  01720

     Arthur V. Josephson, Jr.           48,250 (4)                  2.3%
     1000 Main Street
     Acton, MA  01720

     Dr. Stanley J. Robboy             139,500 (5)                  6.6%
     1000 Main Street
     Acton, MA  01720

     Laurence Berger                    80,000 (6)                  3.8%
     1000 Main Street
     Acton, MA  01720

     Henry Mehlman                     161,698 (7)                  7.8%
     40 Bartlett Street
     Marblehead, MA  01945

     Calvin Hori                       145,000 (8)                  7.0%
     35 Norwich Road
     Wellesley, MA  02181

     All nominees, directors and       876,752 (9)                 38.7%
     officers as a group (6 people)


     (1) Includes 7,500 shares issuable upon the exercise of currently exercisable options granted to Dr. Searcy in return for his guarantee of a working capital loan to the Company. See "Executive Compensation - Stock Options."
     (2) Includes 10,000 shares issuable upon the exercise of currently exercisable options.
     (3) Includes 106,500 shares issuable upon the exercise of currently exercisable options, which options include 7,500 options granted to Mr. Becker in return for his guarantee of a working capital loan to the Company.
     (4) Includes 22,000 shares issuable upon the exercise of currently exercisable options.
     (5) Includes 37,000 shares issuable upon the exercise of currently exercisable options.
     (6) Includes 12,000 shares issuable upon the exercise of currently exercisable options.

     (7) As reported on Schedule 13D filed with the Securities and Exchange Commission on June 5, 1995.
     (8) As reported on Schedule 13D filed with the Securities and Exchange Commission on August 11, 1995.
     (9) Includes 195,000 shares issuable upon the exercise of currently exercisable options held by all directors and officers of the Company as a group.



     Item 12. Certain Relationships and Related Transactions.

         During 1995 the Company paid approximately $14,000 to Arthur V. Josephson Jr., a stockholder and director for financial accounting services.

         During 1995 the Company entered in to a loan agreement with Dr. Stanley J. Robboy a stockholder and director. The agreement provided for a $150,000 line of credit and a $150,000 loan against contracts for the Company. The agreement states that Dr. Robboy will receive 12% interest on the outstanding balance and options for up to 90,000 shares of common stock at a price of $.68 per share. The number of shares will be dependent upon the Companys utilization of these loans. At December 31, 1995, the loan balance was $81,099 and interest paid during 1995 was $6,669. At August 14, 1996, the balance of the loans was $300,099 and the year to date interest accrued was $13,580.

 Item 13.  Exhibits. Financial Statement Schedules, and Reports on
           Form 8-K

(a)  Exhibits

    3.1 Restated and Amended Articles of Organization (filed by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989)
    4.2    Specimen Common Stock Certificate (filed by reference to
           Exhibit 4.2 to Registration Statement No. 33-36989)
    4.4 Underwriter's Warrant Agreement dated as of November 1, 1990 between the Registrant and A.S. Goldmen & Co., Inc. (filed by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
   10.1 Form of Employment agreement between the Registrant and Dr. Joel B. Searcy (filed by reference to Exhibit 10.1 to Registration Statement No. 33-36989)
   10.3 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989)
   10.4 Financial Consulting and Advisory Agreement dated as of November 1, 1990 between the Registrant and A.S. Goldmen & Co., Inc. (filed by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
   10.5 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819)
   10.8 Commercial real estate promissory note to Lexington Savings Bank dated April 21, 1992 (filed by reference to Exhibit 28.1 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.9 Mortgage security agreement, and assignment granted to Lexington Savings Bank, dated April 21, 1992 (filed by reference to Exhibit 28.2 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.10 Mortgage guaranty by six Pamet Systems, Inc. Directors and Officers, dated April 21, 1992 (filed by reference to Exhibit
           28.3 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.11 Mortgage security extension (one year) Agreement granted to Lexington Savings Bank, dated 21 June 1995 (Filed by reference to Exhibit 10.12 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1995.
   10.12 Mortgage guaranty for five Pamet Systems, Inc. Directors and Officers, Dated June 21, 1995 (Filed by reference to Exhibit
           10.12 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1995.
   11      None
   12      None
   13      None
   16      None
   18      None
   19      None
   22      None
   23      Consent of Goff, Carlin & Cagan
   24      None
   25      None
   29      None
______________________

(b)  Reports on Form 8-K - none

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PAMET SYSTEMS, INC.
                                             (Registrant)

                                    By    Richard C. Becker
                                         ----------------------------

                                          Richard C. Becker
                                          Vice President, Chief
                                          Operating Officer,
                                          Treasurer, Director
                                          (Principal Financial and
                                          Accounting Officer)


                                    Date  September 13, 1996
                                         ----------------------------

                              INDEX OF EXHIBITS


          Exhibit                                           Page

          23      Consent of Goff, Carlin & Cagan