Form 10QSB
period 1996-09-30
PAMET SYSTEMS INC
filed 1996-11-14
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 1996

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
                                                 Yes__X__   No_____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:


         Title of each class                     Number of shares outstanding
            Common stock                                 2,068,950
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES______   NO___X___

                               PAMET SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

                                                                       PAGE

Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets                                        1
        September 30, 1996 and December 31, 1995

        Condensed Statements of Operations                              2
        for the quarter ended September 30, 1996 and 1995 and nine months ended September 30, 1996 and 1995

        Condensed Statement of Cash Flows                               3-4
        for the nine months ended September 30,
        1996 and 1995

  Item 2 - Management's Discussion and Analysis of                      6-8
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                            9

  Item 2 - Changes in Securities                                        9

  Item 3 - Defaults Upon Senior Securities                              9

  Item 4 - Submission of Matters to a Vote of                           9
           Security Holders

  Item 5 - Other Information                                            9

  Item 6 - Exhibits and Reports on Form 8-K                             9

  Signature(s)                                                          10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Pamet Systems, Inc.
CONDENSED BALANCE SHEETS                            September 30,  December 31,
                                                           1996        1995
                                                        (unaudited)
CURRENT ASSETS

   Cash                                                 $  187,557  $   28,264
   Accounts receivable, net of allowance for
     doubtful accounts of $10,000                          677,272     246,161
   Inventory                                                50,359      26,921
   Prepaid expenses and other current assets                34,741      46,644
                                                        ----------  ----------
                  TOTAL CURRENT ASSETS                     949,929     347,990

PROPERTY AND EQUIPMENT, NET                                923,517     922,596

OTHER ASSETS                                                   575       1,025
RESTRICTED CASH                                             26,969      26,450
                                                        ----------  ----------
                  TOTAL OTHER ASSETS                        27,544      27,475

                                                        $1,900,990  $1,298,061
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $  382,068  $  245,516
   Accrued expenses                                        145,990     140,684
   Notes payable-related party                             225,099      81,099
   Deferred software maintenance revenue                   335,442     190,034
   Current portion of long-term debt                        14,100      13,069
                                                         ---------   ---------

                 TOTAL CURRENT LIABILITIES               1,102,699     670,402

LONG TERM DEBT, less current portion                       498,508     509,426
UNEARNED SUPPORT REVENUE                                    54,123      79,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued
   Common stock, $.01 par value, 7,500,000 shares
     authorized; 2,060,200 issued and outstanding           20,690      20,183
   Additional paid-in Capital                            4,089,636   4,072,629
   Accumulated deficit                                  (3,864,666) (4,053,862)
                                                         ---------   ---------
                    TOTAL STOCKHOLDERS' EQUITY             245,660      38,950

                                                        $1,900,990  $1,298,061
                                                        ==========  ==========

See accompanying notes to financial statements.

Item 1 - Financial Statements
Pamet Systems, Inc.
STATEMENTS OF OPERATIONS
  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     1996       1995        1996        1995

Net sales                         $788,402   $267,427  $1,785,928    $783,334
Cost of product                    319,798    106,369     656,371     319,926
                                  --------   --------  ----------  ----------
                                   468,604    161,058   1,129,557     463,408

Operating expenses:
   Personnel costs                 201,276    172,885     537,864     498,918
   Rent, utilities and telephone    15,498     16,841      45,281      53,618
   Travel and entertainment         20,246     11,003      42,749      36,329
   Professional fees                21,977     20,124      50,931      49,720
   Depreciation                     12,885     19,213      38,217      57,743
   Other operating expenses         76,489     52,248     165,408     102,858
                                   -------    -------     -------     -------

Total operating expenses           348,371    292,314     880,450     799,186
                                   -------    -------     -------     -------

Income (loss) from operation       120,233   (131,256)    249,107    (335,778)
Interest income (expense) Net      (22,830)   (17,067)    (59,911)    (45,212)
                                   -------    -------     -------     -------

Net income (loss)                 $ 97,403  $(148,323)  $ 189,196   $(380,990)
                                  ========    =======     =======     =======

Net income (loss) per share           $.04      $(.07)       $.08       $(.19)
                                      ====       ====         ===         ===

Shares used in Computing          2,380,796  1,966,250  2,396,745   1,966,250
  Earnings per Share





          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
Pamet Systems, Inc.
STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          1996         1995
Cash flows provided by (used in)
 operating activities:

Net income (loss)                                       $189,196   $(380,990)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                           38,217      95,944

 Change in assets and liabilities

(Increase) Decrease accounts receivable                 (431,111)    168,160
(Increase) Decrease in inventory                         (23,438)     20,597
(Increase) Decrease in prepaids and other
    current assets                                        11,903     (10,856)
Increase (Decrease) in accounts payable                  136,552    (141,133)
Increase in deferred software
    maintenance revenue                                  120,248     173,364
Increase in accrued payroll                                5,306      13,932
(Increase) in restricted cash                               (519)       (512)
(Increase) Decrease in deposits and
    other assets                                             450          (2)
                                                         -------     -------
       Total adjustments                                (142,392)    319,494

       Net cash provided by (used
        in) operating activities                          46,804     (61,496)

Cash flows from investing activities:

Sale or disposition of automobile                              0           0
Sale of computer equipment                                     0       1,682
Capital expenditures for property and equipment          (39,138)     (2,938)
Capital expenditures for software                              0      (1,157)
                                                        --------    --------
       Net cash used in investing activities             (39,138)     (2,413)

Cash flows from financing activities:

  Payment of mortgage                                     (9,887)     (8,676)
  Net change in note payable related party               144,000      44,900
  Exercise of stock options                               17,514      15,844
                                                        --------    --------
     Net cash from financing activities                  151,627      52,068

  Net increase (decrease) in cash                        159,293      11,841
  Cash at beginning of period                             28,264      16,103

  Cash and cash equivalents at end of period            $187,557      $4,262
                                                        ========      ======


   Supplemental disclosure of cash
    flow information:

    Cash paid for interest                               $60,852     $47,732



          See accompanying "Notes to Financial Statements (unaudited)"

                             PAMET SYSTEMS, INC.
                   Notes to Condensed Financial Statements
                                 (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine month periods and changes in cash flows for the periods then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. On September 21, 1996 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,499, including interest at 10.25%, is payable monthly. The bank has required an interest bearing compensating balance account. On September 30, 1996 this account equaled $26,969.

Note (3) Earnings Per Share

      Earnings per share are computed using the weighted number shares of common stock and common stock equivalents outstanding during the period using the treasury stock method.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and support and update service fees. Sales increased 194.8% for the three month period ended September 30, 1996 (the 1996 period) over the sales for the three month period ended September 30, 1995 (the 1995 period). The increase in sales is primarily due to an increase in system sales and an increase in the sales of the Registrant's digital imaging product (ImageServer). Approximately 30% of the sales in the quarter represent sales from grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the Crime Bill). The Registrant expects to recognize more sales from grants under the Crime Bill during the final quarter of the year. In addition to the record sales recorded in the 1996 period, the Registrant had at 9/30/96 a backlog of over $700,000.


Three Months Ended September 30, 1996 vs.
   Three Months Ended September 30, 1995

      Net sales increased $520,975 or 194.8% to $788,402 for the 1996 period from $267,427 for the 1995 period. The increase is due to sales increases of all of the Registrant's products. The most significant increases were for the Registrant's ImageServer and PoliceServer products. Sales of turnkey systems for the 1996 period included 2 ImageServer, 7 PoliceServer and 2 FireServer Systems compared to 2 PoliceServer and 3 FireServer systems for the 1995 period. Management believes that the increase in sales is due to the release of a state grant program that has funded a number of imaging systems in Massachusetts, the demand for fire systems associated with the implementation of E-911 in New England and the awards associated with the Crime Bill. Support revenues increased 11.2% or $10,342 to $102,645 for the 1996 period from $92,303 for the 1995 period reflecting the increase in the customer base from the 1995 period. Cost of product increased to $319,798 for the 1996 period from $106,369 for the 1995 period reflecting the increased sales. Gross margin remained effectively flat at 59.4% for the 1996 period compared to 60.2% for the 1995 period.

      Operating expenses increased $56,057 or 19.2% to $348,371 for the 1996 period from $292,314 for the 1995 period. Personnel costs increased 16.4% to $201,276 for the 1996 period from $172,885 for the 1995 period. The increase reflects the additional part-time staffing for administrative and marketing assistance and increased commissions. Rent, utilities and telephone decreased 8.0% to $15,498 for the 1996 period from $16,841 for the 1995 period due to decreased phone charges. Travel and entertainment expenses increased 84.0% to $20,246 for the 1996 period from $11,003 for the 1995 period due to travel expenses associated with trade shows, sales support, and Crime Bill grant seminars. Professional fees increased 9.2% to $21,977 for the 1996 period from $20,124 for the 1995 period, primarily due to the increased usage of legal services. Depreciation expense decreased 32.9% to $12,885 for the 1996 period from $19,113 for the 1995 period primarily as a result of the reduced depreciation on the older computer equipment and office furnishings. Other operating expenses increased 46.4% to $76,489 for the 1996 period from $52,248 for the 1995 period primarily due to increases in tax penalties and Internet access/usage, and to expenses associated with the Crime Bill grant seminars.

      Net interest expense for the 1996 period increased to $22,830 for the 1996 period from $17,067 for the 1995 period reflecting the interest associated with increased usage working capital loans from officers and directors.

      The net income increased to $97,403 or $.04 per share for the 1996 period from a loss of $(148,323) or $(.07) per share for the 1995 period. This increase is associated with the significant increase in revenues for the quarter.


Nine Months Ended September 30, 1996 vs.
   Nine Months Ended September 30, 1995

      Net sales for the nine month period ended September 30, 1996 (the 1996 period) increased $1,002,594 or 128.0% to $1,785,928 from $783,334 for the nine month period ended September 30, 1995 (the 1995 period). The increase in sales reflects an overall increase in the demand for the Registrant's products. The most significant increases are associated with the ImageServer, FireServer, and PoliceServer products. Support revenues increased 13.3% to $297,833 for the 1996 period from $262,986 for the 1995 period reflecting the increase in the customer base from the 1995 period. Cost of product increased 105.2% to $656,371 for the 1996 period from $319,926 for the 1995 period reflecting the increased system sales. Gross margin increased to 63.2% for the 1996 period from 59.2% for the 1995 period. The increase is due primarily to the higher number of turnkey system sales and a reduction in the number of sales of lower mark-up hardware upgrades.

      Operating expenses increased $81,264 or 10.2% to $880,450 for the 1996 period from $799,186 in the 1995 period. Personnel costs increased 7.8% to $537,864 for the 1996 period from $498,918 in the 1995 period. This reflects the part-time staffing increases in the administrative and marketing areas and increased commissions. Rent, utilities and telephone expenses decreased $8,337 or 15.5% to $45,281 for the 1996 period from $53,618 for the 1995 period. This decrease is almost entirely associated with reductions in the phone cost. Travel and entertainment expenses increased 17.7% to $42,749 for the 1996 period from $36,329 for the 1995 period, reflecting the increase in travel associated with sales support and the Crime Bill grant seminars in the Southeast region. Professional fees increased 2.4% to $50,931 for the 1996 period from $49,720 for the 1995 period due to increased use of the Registrant's legal counsel which was partially offset by a decrease in financial consulting services. Depreciation expense decreased 33.8% to $38,217 for the 1996 period from $57,743 for the 1995 period reflecting the reduced depreciation associated with older computer equipment and furnishings. Other operating expenses increased 60.8% to $165,408 for the 1996 period from $102,858 for the 1995 period. These increases reflect increased reserves, an increase in tax penalties, and expenses associated with the Crime Bill grant seminars.

      Net interest expense was $59,911 for the 1996 period compared to interest expense of $45,212 for the 1995 period reflecting the interest associated with increased usage of working capital loans from directors and officers.

      The net income for the 1996 period was $189,196 or $.04 per share as compared to a loss of $(380,990) or $(.19) per share for the 1995 period due primarily to the increased revenues for the period.

Liquidity and Capital Resources

      The Registrant's working capital improved to a deficit of $152,770 at September 30, 1996 from a deficit of $322,412 at December 31, 1995 due to the higher level of sales during the first nine months of 1996. Cash increased to $187,557 at September 30, 1996 from $28,264 at December 31, 1995. Accounts receivable increased to $677,272 at September 30, 1996 from $246,161 at December 31, 1995. The increased level of accounts receivable reflects the increased sales of the Registrant's products. The Registrant is experiencing an accounts receivable level that averages 60 days sales outstanding.

      The Registrant's financial condition was positively impacted during the 1996 period by increased system sales. The increase in sales and associated profitability has helped alleviate (at least temporarily) the Registrant's liquidity and cash flow shortage, although they remain problems. The Registrant has established a short term financing agreement with a director to provide a working capital loan of up to $300,000 to help address these issues. At September 30, 1996, $225,099 was outstanding under this loan. In anticipation of the increased working capital needs associated with the increased sales from the Crime Bill grants, management is exploring other additional financing alternatives, such as a line of credit, sales of securities, factoring, mergers, acquisitions or other business combinations, although, there are no understandings, arrangements or agreements in this regard. The Registrant is also continuing to evaluate sources of funding to finance a project to make the Registrant's products hardware and operating system independent in order to maintain the competitiveness and attractiveness of the Registrant's products.

      As of September 30, 1996 the Registrant had accumulated approximately $3,700,000 in net operating loss carryforwards for federal income tax purposes. Some of the loss carryforwards expire beginning in the year 2002. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforwards exceeded the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.

Forward Looking Statements

      This Management's Discussion and Analysis of Financial condition and Results of Operations may include forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found herein and in the Company's other filings with the Securities and Exchange Commission.

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

                                          Pamet Systems, Inc.
                                          -------------------
                                             (Registrant)



             November 14, 1996            Richard C. Becker
    -------------------------------       ----------------------
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer