Form 10KSB
period 1996-12-31
PAMET SYSTEMS INC
filed 1997-03-31
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

       For the fiscal year ended December 31, 1996

[ ] TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10623


                              Pamet Systems, Inc.
            ------------------------------------------------------

            (Exact name of registrant as specified in its charter)


      Massachusetts                                    04-2985838
 ------------------------------                    ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     1000 Main Street
   Acton, Massachusetts                                   01720
----------------------------                         ----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (508) 263-2060
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                             on which registered
   -------------------                             -------------------

          none                                           none
    -----------------                              -------------------
     (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock $.01 par value
                          ---------------------------
                               (Title of Class)

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


The issuer's revenues for its most recent fiscal year was  $2,468,073
                                                           ----------

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on March 27, 1996 was $4,204,500.


The number of shares outstanding of the Registrant's common stock, as of March 20, 1996 -- 2,102,250 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the definitive proxy statement for the Annual Meeting of Stockholders (if filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year ended December 31, 1996) shall be deemed to be incorporated by reference in Part III.

                                  PART I

Item 1.  Description of Business

Business Development

         The Registrant designs, develops, installs and supports computer software and turnkey computer systems for public safety agencies. The Registrant's products automate the acquisition, storage, processing, retrieval and communication of information for these agencies' functions.

         The principal product of the Registrant is PoliceServer(R), a fully integrated information management system developed specifically for law enforcement agencies. PoliceServer provides law enforcement departments with computer aided dispatch, records management, electronic booking and word processing. The Registrant also sells two companion products, ImageServerTM, an image capture, storage and printing system and MobileServerTM, a mobile terminal allowing fully integrated communications with the department's internal system as well as other local, state and federal databases. The Registrant also markets to fire departments FireServerR, an information management system that provides fire departments with data on structures, fire suppression plans and hazardous materials. As of December 31, 1996, the Registrant had installed PoliceServer in 99 police departments and FireServer in 29 fire departments. 84 of the police Departments, and 26 of the fire systems are in Massachusetts. The police product has also been marketed and installed in nine additional states and the fire product in three other states.

         Over the past five years the Registrant has expanded its markets beyond Massachusetts, and is constantly adapting and enhancing its products to fit the needs of these additional markets. Expansion has been predominantly in the Southeastern and lower Midwestern states. A regional office has been established in Charleston, SC to support sales activities in the Southeastern states.

         In the 12 month period ended December 31, 1996 (the 1996 period) a significant portion of sales to police departments has been funded by federal grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) which provides automation grants to law enforcement agencies. In general, however, the long lead time and uncertainties of selling to the governmental sector continue and will continue to result in a volatility in sales and cash flow. The Registrant continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

         This Annual Report of Form 10-K contains some statements which are not historical facts. These forward-looking statements reflect management's current views, are based on many assumptions and factors and may involve risks and uncertainties. Certain factors and other information contained in this Annual Report on Form 10-K could cause such views, assumptions and factors and the Registrant's results of operations to be materially different.
______________________
PoliceServer and FireServer are registered trademarks of the Registrant. ImageServer and MobileServer are trademarks of the Registrant

         The Registrant was incorporated in Massachusetts on November 24, 1987 by Dr. Joel B. Searcy, its Chairman of the Board and President.

Business of the Registrant

         Public safety agencies are paper-intensive organizations, which manage tremendous amounts of information in their day-to-day activities. These agencies must collect, process, file and retrieve such information quickly, conveniently and cost effectively. Traditionally, police and fire departments have performed these tasks manually, resulting in significant resources and man-hours being spent processing and locating documents in large, sometimes haphazardly maintained, filing systems. Critical information can be inadvertently lost or misfiled and information can only be accessed by one person at a time. In an attempt to more efficiently manage information and to improve personnel productivity and response time, many public safety agencies have computerized certain of their business practices.

         The Registrant believes that the market for computer systems for public safety agencies continues to be positioned for further growth due to a number of major factors. The first factor is the passage of the 1994 Crime Bill which will potentially allocate more than $33.0 billion of funding for police and prison agencies over the next three years of which over $1.0 billion will be for the automation of police agencies. Approximately $300M has been allocated for automation thus far. Although the majority of the funding from the 1994 Crime Bill is earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be re-deployed or "put back on the street". The Registrant has designed and implemented a series of seminars to provide departments with the information necessary to demonstrate cost effectiveness of the Registrant's products, which provide a productivity enhancing system. The second factor is E911 systems currently being established around the country that require 24 hour dispatch centers for police, fire and EMS departments. Many smaller communities have not been able to afford to staff a dispatch center 24 hours a day. This has lead to the establishment of regional dispatch centers serving a number of communities. This regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Registrant's products are designed and marketed with the option to be used in this type of regional application. Currently five regional dispatch centers in Massachusetts and Georgia use the Registrant's product for this application. The third factor is the growing trend toward the use of mobile technologies. Given its' existing product base, the Registrant believes that it is capable of meeting these needs with its current suite of products.

         Additional factors affecting the market for computer systems for public safety agencies include the following: the improving economy which is providing greater availability of funding for public safety computerization; the general awareness and emphasis that municipalities are placing on crime prevention; the increasing realization by public safety officials that computers can increase the effectiveness of public safety operations; the pressures to control personnel costs, which account for a major portion of municipal budgets; the need to achieve higher personnel productivity due to local budgetary constraints; and the availability of computer hardware that does not require special environmental systems and can, in fact, be used in a remote location such as a police cruiser.

Products

         General. In an effort to meet the demands of its market, which consists of approximately 15,000 police departments and 5,000 fire departments nationwide, the Registrant has not only developed proprietary software but also offers its customers complete turnkey computer systems. The Registrant provides the customer with hardware, software, training, support, installation and initial maintenance for its products for an all-inclusive price. The Registrant also sells hardware upgrades and supplies.

         The Registrant has developed and actively markets four software products: PoliceServer, a management information system for police departments, FireServer, a management information system for fire departments, ImageServer, an image capture, storage and printing system and MobileServer, a mobile terminal allowing fully integrated communications with the department's internal system as well as other local, state and federal databases. The Registrant owns the full and exclusive rights to all software products that it has developed.

         The Registrant's PoliceServer and FireServer software is presently available for Digital Equipment Corporation's Open VMSR operating system. Consequently, the Registrant's turnkey computer systems presently employ Digital hardware and operating system software. The Registrant's turnkey computer systems also include bundled nonproprietary software for word processing and spreadsheets, which the Registrant purchases from other companies and sells to the Registrant's users. Due to the increasing demand for PC-based systems the Registrant is pursuing ways to redevelop its application to be operable on an even larger selection of operating systems. No assurance can be given that the Registrant will be successful in this regard. The ImageServer and the MobileServer products are PC-based products and the base hardware is readily available from multiple sources

         PoliceServer. PoliceServer is part of a comprehensive suite of law enforcement applications software which performs the clerical and recordkeeping functions necessary for police department operation. PoliceServer includes a computer-aided dispatch and incident reporting function which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits. The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. In addition, the system provides access to the Federal Government's Computer Aided Management of Emergency Operations Hazardous Materials (CAMEO(R)) database. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, personnel, payroll, property and equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

         PoliceServer automatically cross references and updates all appropriate files in the data base. This feature eliminates the need for repetitive input, saves man-hours, and ensures the timely and consistent updating of police records. The Registrant estimates that after the first 6 to 20 months of operation, a PoliceServer system typically produces
__________________________
Open VMS is a registered trademark of Digital Equipment Corporation
CAMEO is a registered trademark of the U.S. Government manpower savings whose dollar value equals the total system price. The system provides multiple levels of security controls, which the Registrant believes limit the likelihood of tampering with police records.

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

         FireServer. FireServer relies on the design approaches taken with the PoliceServer and performs a number of similar functions. Like PoliceServer, the FireServer system assists dispatchers in allocating and controlling resources and logging and reporting incidents, as well as providing access to the CAMEO Hazardous Materials database. In addition, FireServer permits a dispatcher to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data and identification of any permits, inspection violations or hazardous material at the site, and identification of individuals with special needs known to reside at the incident address. The FireServer system's other functions create and maintain records with respect to hydrant location and history; permits, inspections, violations, street box and building alarm systems, and personnel, payroll, property and equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

         ImageServer. ImageServer is a complete image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.), and document imaging. The ImageServer product operates on a networked Pentium class computer system. The product can be fully integrated with the PoliceServer, FireServer and MobileServer systems, and supports unlimited numbers of images connected to Master Name File entries. Photo lineup capability permits either video or printed lineups in either color or monochrome. Documents relating to individuals or incidents can also be stored and printed with the document scan option. Incident or accident related images can be connected to incident reports, and can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve. In addition ImageServer can be integrated into other vendors' records and dispatch systems which has the potential of broadening the market for this product.

         MobileServer. MobileServer mobile data terminal (MDT) is a fully integrated companion product to the Registrant's other products allowing communications from car to dispatch, car to car, as well as access into the files in PoliceServer and many government information systems. All messages are fully encrypted. These systems minimize the need for the officer to return to the station and have served to increase the police presence on the street, due to the fact that an officer has full access and therefore all of the information in the entire PoliceServer system, that he is authorized to access, in the cruiser. ImageServer is now available as an option to be integrated with the MDT's. This product like ImageServer is being marketed to departments using other vendors records and CAD systems.

         Product Pricing. A complete turnkey system including software, hardware, training, one year's hardware maintenance (provided by the hardware vendor) and six months of software support and update service, including a warranty against defects in the software, has sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. As is common in the industry, the Registrant prices its software packages by the number of simultaneous users allowed. The base price for a two-user software package designed to run on a Digital AlphaServer 300 is $18,000. The base price of the software rises with the power of the processor used, but the cost of additional simultaneous users is $2,000 per user. This pricing strategy allows a small department to justify an entry-level system, yet permits it to add users in subsequent years at no cost penalty in most circumstances. Pricing of the ImageServer system begins at $12,950 for a single PC-based capture station. An additional view station with software is priced at $3,000. A typical system is $16,000 to $19,000. MobileServer pricing begins at $7,000 for a base station.
Pricing is then based on a per cruiser or unit basis at a cost of $7,500 per unit. Image capability can be added to each car for an additional $1,300 per cruiser.

         Pricing of the FireServer and PoliceServer software packages is identical, with a discount offered on the base software license when the packages are installed together on the same computer hardware. Twenty-two of the twenty-nine FireServer systems in operation utilize the same computer as the PoliceServer in that municipality.

         In addition to revenues generated by sales of the PoliceServer, FireServer, ImageServer, MobileServer and software support fees, the Registrant generates operating revenues from the sale of additions to its existing systems, miscellaneous supplies, accessories and training.

Marketing

         The Registrant's marketing strategy is designed to attract potential customers from the existing base of law enforcement and Fire agencies. The Registrant utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the operational technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral, environment. The 1994 Crime Bill also provided another marketing avenue as the Registrant conducted seminars to assist public safety agencies obtain grants as described below.

         The Registrant generally concentrates its marketing efforts on the police department using the integrated PoliceServer, ImageServer, and MobileServer systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Registrant's strategy is to sell the entire suite of products. The expanded use of E911 will add greater focus to the latter strategy.

         The Registrant customizes its software by state, so that each state's prescribed reporting forms can be printed in accordance with such state's requirements. In addition, the Registrant's software allows users to customize their reporting forms to their particular specifications.

         With the encouragement of the Registrant, active, independent user groups, consisting of the police departments using PoliceServer and fire departments using FireServer, have developed. Any department participating in the Registrant's annual support and update service may attend its group's monthly meetings. Currently there are three police groups, one in each region, and one fire group, which is in the Northeast. Since each department uses identical software, the users are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications, and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to recommend the Registrant's products to prospective customers. The Registrant relies on the groups to determine the direction and development of updates or enhancements to be made to the software.

         In addition, Digital provides sales and marketing support through its sales representatives, assisting in the generation of leads for prospective customers. The Registrant also attends public safety agency conventions and trade shows as part of its marketing efforts. The Registrant jointly sponsored COPS MORE seminars with Digital during the 1995 period that generated over $500,000 of revenue in the 1996 period and there still remains the potential for some additional revenue in 1997. In late 1996 the Registrant sponsored seminars that focused on the COPS MORE 96 portion of the 1994 Crime Bill for over 100 public safety agencies. The seminars were designed to inform these public safety agencies of what was included in the 1994 Crime Bill and also how to apply for automation grants under the "Cops More 96" section of the bill. These seminars simplified the sometimes complex justifications that were required as part of the proposals and allowed many small to medium size agencies to submit proposals who otherwise might not have been able to do so. The Department of Justice has indicated that awards associated with COPS MORE 96 will be granted in the spring of 1997. The Registrant has scheduled and plans to conduct a series of seminars to assist law enforcement agencies in applying for the next round of technology grants associated with the 1994 Crime Bill.
         The Registrant's strategy is to continue to expand its current distribution approach by focusing in those states where the Registrant has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams.

         The Registrant believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 1997, the Registrant has customers in Massachusetts, Connecticut, Rhode Island, Ohio, South Carolina, Georgia, Indiana, New Hampshire, Tennessee, and Missouri.

         The Registrant markets its products in the New England area as well as in two additional regions of the country. The Registrant established an office in Charleston, South Carolina to support sales activities in the Southeastern states. Marketing for the Midwest part of the country is now being coordinated through the Company's headquarters in Massachusetts.

Competition

         The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country who offer competing products on personal computers to agencies in the Registrant's target market. However, management believes, that the Registrant is currently one of the only vendors providing an internally developed integrated suite of public safety products, and, in January of 1997, was named as the market leader in an independent study done by the State of Massachusetts Executive Office of Public Safety. The Registrant expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

         The principal competitive factors that exist in the public safety software business are price, ease of use and sophistication of the system. Management believes the competitive advantages of the Registrant's products include sophisticated capabilities and relative ease of use within a fully integrated software suite. Based on the January 1997 study performed by the Massachusetts Executive Office of Public Safety, management believes that it is currently the largest supplier of integrated police and fire systems

<PAGE

in Massachusetts. Nevertheless, the Registrant believes that to stay competitive in its target market, it must continue to make its products available on a greater number of computer platforms using technology that the Registrant continues to develop.

Principal Suppliers

         Through an arrangement between the Registrant and Hall-Mark Computer Products, a Digital Equipment Corporation authorized Distributor, the Registrant purchases Digital hardware at a discount for resale as part of the Registrant's turnkey computer systems. The Registrant re-sells the hardware at Digital's list price.

         The Digital systems and components that the Registrant purchases are available from many suppliers and distributors.

Customers

         The Registrant's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Registrant estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Registrant is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Registrant has installed seven systems in the lower Midwest Region which is composed of the states of Ohio, Indiana, Illinois, Kentucky and Missouri and has installed twelve systems in the Southeast Region, which is composed of Georgia, South Carolina, Alabama, and Tennessee.

         In any given fiscal period, sales to any one purchaser of the Registrant's products may account for 10% or more of the Registrant's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Registrant's dependence on any one customer. During 1996 no one customer accounted for more than 10% of sales.

Licensing and Support.

         The purchase price for the software system includes a perpetual license to use the software. The Registrant typically enters into a software license agreement with its customers.

         Support and update service is priced at 14% of the cost of the software package per year after the initial six month warranty period. Payment of the annual support and update service fee automatically extends the Registrant's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Registrant's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Registrant's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

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

Research and Development

         The Registrant made no Research and Development expenditures in either 1995 or 1996. The Registrant has continued to enhance its PoliceServer and FireServer products during these periods, specifically with the addition of the optional ImageServer and MobileServer systems.

Employees

         As of December 31, 1996, the Registrant had eleven full-time employees, of whom three were engaged in computer programming, four were engaged in documentation, training and software support and four were engaged in sales, marketing and administration. In addition the Registrant has three permanent part-time employees, an accountant, a marketing specialist, and a support specialist. The Registrant considers its employee relations to be satisfactory.

Item 2.  Properties

         The Registrant's operations are located in Acton, Massachusetts, where the Registrant owns a 12,000 square foot office building. This facility contains office, training, conference, development and shipping space. The acquisition and renovation of the building had been financed from the Registrant's working capital. In April 1992 the Registrant mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility, the balance of which was $510,330 at December 31, 1996. The building was designed to be adequate to house the training, development and other headquarters needs for the foreseeable future.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Election of Board Members

Item 4A. Executive Officers and Directors

         The present executive officers of the Registrant, who are elected by the Board of Directors on an annual basis at the meeting of the Board of Directors after each annual meeting of stockholders and serve at the discretion of the Board of Directors, are as follows;

Name                      Age      Position
----                      ---      --------
Dr. Joel B. Searcy        61       President and Chairman of the Board of
                                   the Registrant since its inception, was
                                   Treasurer until May 1991 and served as
                                   Clerk until September 1990.

Arthur V. Josephson, Jr.  54       Director of the Registrant since
                                   January 1988 and has served as Clerk
                                   since September 1990.  In addition to
                                   his responsibilities to the Registrant,
                                   since 1985 Mr. Josephson has served as
                                   an accounting consultant to a number of
                                   clients in Massachusetts, as well as
                                   Treasurer of Assabet Valley Home Health
                                   Association, Inc., a visiting nurse
                                   agency, from 1977 through October 1994.

Richard C. Becker         50       Director and Treasurer of the
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

                                   PART II

Item 5.  Market for the Registrants Common Equity and Related
  Stockholder Matters.

         Shares of the Registrant's Common Stock are available for trading in the over-the-counter market. The Common Stock is quoted under the symbol PAMT.

The following table sets forth the high and low bid prices of the Common Stock as listed on the NASDAQ OTC market.



FISCAL YEAR ENDED
DECEMBER 31                                  COMMON STOCK
                                              High    Low
                                              ----    ---
1995
  First Quarter                               1.75    .75
  Second Quarter                              1.56    .75
  Third Quarter                               1.92    .84
  Fourth Quarter                              1.75    .62


1996
  First Quarter                               2.12   1.00
  Second Quarter                              6.50   1.75
  Third Quarter                               5.75   3.00
  Fourth Quarter                              4.00   2.50

         The Registrant had 71 holders of record of Common Stock on March 27, 1997. The Registrant has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Registrant and that cash dividends will not be paid to stockholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
General

         The Registrant's net sales consist primarily of sales of software and turnkey computer systems and support and update service fees. Sales increased 125.4% during the 12 month period ended December 31, 1996 (the 1996 period) from the 12 month period ended December 31, 1995 (the 1995 period). Management believes that the large sales increase and resulting profitability for the 1996 period were due partially to communities purchasing systems as a result of the "Cops More 95" grants of the 1994 Crime Bill being released in early 1996. In addition, the Registrant is experiencing increased demand for its' newer ImageServer and MobileServer products which enhance the PoliceServer and FireServer products. The Registrant believes sales will remain strong as a result of its' new products and will continue when the "Cops More 96" grant awards are announced. The Registrant continues to believe there are significant market opportunities based on the Crime bill funding, the establishment of E911 centers, communities heightened emphasis on crime and the awareness by communities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Registrant has also seen increased emphasis on the coordination of public safety systems between neighboring towns, county, and state police organizations. The Registrant's products are designed and marketed with the option to be used in this type of regional application.

Results of Operations

         Year Ended December 31, 1996 vs. Year Ended December 31, 1995. Net sales increased 125.4% to $2,468,073 in the 1996 period from $1,094,735 in the 1995 period. Sales of turnkey systems and hardware upgrades increased $1,075,409 or 216.4% to $1,572,402 for the 1996 period from $496,993 for the
1995 period. The number of system sales increased from 7 in the 1995 period to 27 in the 1996 period. Hardware upgrades increased to 10 in the 1996 period from 9 in the 1995 period. The increase in the total revenue and total number of systems sold can be partially attributed to the delayed purchases of systems that were funded through "Cops More 95" grants associated with the 1994 Crime Bill. The remainder of the sales can be attributed to increasing availability of funding from communities for public safety activities, both fire and police. Awards from "COPS MORE 95" portion of the 1994 crime bill that were included in revenues for the 1996 period were $574,749 or 23.3% of sales, representing 12 system sales and 3 system upgrades. A portion of the "COPS MORE 95" grants are in the registrant's backlog at year end or are yet to be awarded. The software portion of the systems sales increased 315.9% to $736,937 for the 1996 period from $177,172 for the 1995 period while the hardware portion of system sales increased 161.2% from $319,821 for the 1995 period to $835,465 for the 1996 period.
The disproportional increase in software system sales can be attributed the significantly larger increase in turnkey systems sales which include a software component rather than the hardware only upgrades that occurred in 1995. Sales of the ImageServer product increased to $246,737 for the 1996 period from $91,552 in the 1995 period. Sales of the mobile computer systems (MobileServer) increased from $12,491 for the 1995 period to $78,490 for the 1996 period. Support revenues increased $42,913 or 12.0% to $402,007 for the 1996 period from $359,094 for the 1995 period. This increase reflects the increasing customer base.

         Cost of sales increased $397,929 or 74.0% to $935,683 for the 1996 period from $537,754 for the 1995 period. The cost of sales increased due to the overall increase in sales. Gross profit increased 175.1% or $975,409 to $1,532,390 for the 1996 period from $556,981 for the 1995 period. Gross margin as a percentage of net sales increased to 62.1% for the 1996 period from 50.9% for the 1995 period. This increase in margin corresponds to the increase in the software component of 1996 sales compared to 1995 sales. In 1995, system software sales represented only 16.2 % of sales, whereas in 1996 system software sales increased to 29.9% of sales.

         Operating expenses increased $148,964 or 14.0% to $1,213,196 for the 1996 period from $1,064,232 for the 1995 period. The most significant increases were due to increases in payroll, commission costs, Cops More 95 and 96 Grant Seminar expenses, training expenses, and tax penalties.

         Personnel costs increased 16.2% to $738,221 for the 1996 period from $635,245 for the 1995 period. The increase expense results from additional staffing consisting of a new marketing communications representative, a support specialist and commissions paid on sales. Rent, utilities and telephone decreased 8.8% to $62,574 for the 1996 period from $68,585 for the 1995 period reflecting minor decreases in telephone and
rent.    Travel  and entertainment expenses increased $13,059 or 28.8% to
$58,459 for the 1996 period from $45,400 for the 1995 period due to the increased travel associated with the remote sales and program management activities in the Southeast region. Spending on Professional fees was essentially the same in both 1995 and 1996. Depreciation expense decreased 25.1% to $60,963 for the 1996 period from $81,409 for the 1995 period reflecting the reduced depreciation on the older computer equipment and office furnishings. Other operating expenses increased 36.1% or $59,839 to $225,797 for the 1996 period from $165,958 for the 1995 period. The most significant components of this increase were the write-off of the Cops More 1995 pre-paid grant seminars which took place during the 1994 period and were expensed in the 1996 period to coincide with the resulting revenue from these grants, and tax penalties

         Net interest expense increased to $80,138 for the 1996 period compared to a net expense of $62,092 for the 1995 period. This reflects the increased interest expense associated with working capital loans obtained from Directors and Officers required by the significant growth in sales. The Registrant's mobile demo vehicle, no longer necessary for on site demonstrations, was sold during 1996 generating a gain of $4,500.

         The profit for the 1996 period was $243,681 or $.10 per share compared to a loss of $569,202 or $(.29) per share for the 1995 period. The increase can be attributed to the Registrant's increased sales and improved gross margins as noted above.

Liquidity and Capital Resources

         The Registrant's working capital improved to a deficit of $78,293 at December 31, 1996 from a deficit of $322,412 at December 31, 1995. Cash increased to $55,353 at December 31, 1996 from $28,264 at December 31, 1995. The improvement in working capital reflects the sustained profitability from operations for the year. Accounts receivable increased to $602,672 at December 31, 1996 from $246,161 at December 31, 1995, reflecting the increased level of sales through the end of the 1996 period. The Registrant is experiencing an accounts receivable age that averages 60 days sales outstanding.

         The Registrant's backlog exclusive of support revenues is in excess of $360,000 at March 27, 1997. The awards from the "Cops More 96" grant submissions which based on discussions with the department of Justice should be awarded in the first half of 1997 combined with sales of the Registrant's suite of products should help sustain sales growth in 1997. In addition, the Registrant is continuing to consider projects to increase its cash position such as mergers, acquisitions or other business combinations. To date no agreements in these areas have been signed. Subsequent to year-end, the Registrant has received a signed letter of intent indicating the commitment to purchase 200,000 shares of the Company's common stock at $2.75 per share through a private placement. The transaction has not been completed at this time. The Registrant has also secured a line of credit for $300,000 from officers and directors to support working capital needs.

The Registrant believes its existing backlog as well as its current market position will be sufficient to ensure the continued operations through the end of the year.

         As of December 31, 1996, the Registrant had accumulated approximately $3,700,000 and $1,900,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Seasonality

         For the majority of the municipalities in the states in which the Registrant has sold its products through the Registrant's fiscal 1996, the fiscal year commences July 1. The Registrant bills the majority of its customers for annual software support charges on July 1 of each year. Consequently, cash flow representing software support revenues has tended to be higher in the second half of the Registrant's fiscal year, although software support revenues are recognized ratably over the fiscal year.

Other Matters

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SAFS 123 encourages, but does not require, that an entity account for employee stock compensation under a fair-value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective for fiscal years beginning after December 15, 1995, entities electing to remain with accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting under SFAS 123 had been applied. The Company will continue to account for employee stock-based compensation under APB 25 and has made the pro forma disclosures required under SFAS 123.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.

Item 7.  Financial Statements and Supplementary Data.




                              PAMET SYSTEMS, INC.

                        INDEX TO FINANCIAL STATEMENTS

                                                          Page

       Report of Independent Auditors  . . . . . . . . . . F-2

       Financial Statements:

         Balance Sheet - December 31, 1996 . . . . . . . . F-3

         Statements of Income -
           Years Ended December 31, 1996 and 1995  . . . . F-4

         Statements of Stockholders' Equity
           Years Ended December 31, 1996 and 1995  . . . . F-5

         Statements of Cash Flows -
           Years Ended December 31, 1996 and 1995  . . . . F-6

       Notes to Financial Statements . . . . . . . . . . . F-8


    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS


  Board of Directors and Stockholders
  Pamet Systems, Inc.


  We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 1996, and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



  Carlin, Charron & Rosen LLP



  March 20, 1997

BALANCE SHEET

PAMET SYSTEMS, INC.

ASSETS                                                     December 31, 1996
------                                                     -----------------

CURRENT ASSETS

   Cash                                                          $55,353
   Accounts receivable, net of allowance for
     doubtful accounts of $25,000                                602,672
   Inventory, net of reserve of $5,000                            85,915
   Prepaid expenses and other current assets                      20,252
                                                                 -------
                                   TOTAL CURRENT ASSETS          764,192

PROPERTY AND EQUIPMENT, NET                                      918,442

RESTRICTED CASH                                                   27,146
                                                                 -------
                                           TOTAL ASSETS       $1,709,780
                                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $314,729
   Accrued expenses                                              107,134
   Notes payable-related party                                   173,099
   Deferred software maintenance revenue                         231,918
   Current portion of long-term debt                              15,605
                                                                 -------
                              TOTAL CURRENT LIABILITIES          842,485

LONG TERM DEBT, less current portion                             494,725
UNEARNED SUPPORT REVENUE                                          54,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued
   Common stock, $.01 par value, 7,500,000 shares
     authorized; 2,102,250 issued and outstanding                 21,023
   Additional paid-in capital                                  4,107,605
   Accumulated deficit                                        (3,810,181)
                                                               ---------
                             TOTAL STOCKHOLDERS' EQUITY          318,447
                                                                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,709,780
                                                              ==========

See accompanying notes to financial statements.

STATEMENTS OF INCOME

PAMET SYSTEMS, INC.

                                                      Year Ended December 31,
                                                         1996          1995
                                                      ---------      --------
Net hardware and software sales                      $2,066,066      $735,641
Software support revenues                               402,007       359,094
                                                      ---------     ---------
                     TOTAL REVENUES                   2,468,073     1,094,735

Cost of sales                                           935,683       537,754
                                                      ---------     ---------
                     GROSS PROFITS                    1,532,390       556,981


Operating expenses
  Personnel costs                                       738,221       635,245
  Rent, utilities and telephone                          62,574        68,585
  Travel and entertainment                               58,459        45,400
  Professional fees                                      67,182        67,635
  Depreciation                                           60,963        81,409
  Other operating expenses                              225,797       165,958
                                                      ---------     ---------
                     TOTAL OPERATING EXPENSES         1,213,196     1,064,232
                                                      =========     =========

Income (loss) from operations                           319,194      (507,251)
Interest income                                           1,118         3,213
Interest expense                                        (81,256)      (65,305)
Gain on sale of property and equipment                    4,500            --
Other income                                                125           141
                                                        -------       -------
                     NET INCOME (LOSS)                 $243,681     $(569,202)
                                                        =======       =======

Earnings (loss) per common share                           $.10         $(.29)
                                                           ====          ====


Shares used in computing earnings                     2,395,384     1,971,459
(loss) per common share                               =========     =========







See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

PAMET SYSTEMS, INC.



                                        Additional                       Total
                        Common Stock       Paid-in   Accumulated  Stockholders'
                      Shares   Amount      Capital       Deficit        Equity
                     -------- --------  ----------   -----------     ---------
BALANCE AT
JANUARY 1, 1995     1,966,250  $19,663  $4,049,009  $(3,484,660)      $584,012

NET LOSS                                               (569,202)      (569,202)

CONVERSION OF
STOCK OPTIONS          52,000      520      23,620           --         24,140
                    ---------   ------     -------     --------       --------
BALANCE AT
DECEMBER 31, 1995   2,018,250   20,183   4,072,629   (4,053,862)        38,950



NET INCOME                                              243,681        243,681


CONVERSION OF
STOCK OPTIONS          84,000      840      34,976           --         35,816
                    ---------   ------     -------     --------      ---------

BALANCE AT
DECEMBER 31, 1996   2,102,250  $21,023  $4,107,605  $(3,810,181)      $318,447
                    =========  =======  ==========    =========       ========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

PAMET SYSTEMS, INC.
                                                  Year Ended December 31,
                                                    1996           1995
                                                  ---------     ---------
OPERATING ACTIVITIES
  Net income (loss)                               $243,681      $(569,202)
  Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
    Depreciation and amortization                   60,963        163,561
    Gain on sale of property and equipment          (4,500)           --

  Changes in operating assets and liabilities:
    Accounts receivable                           (356,511)       217,958
    Inventory                                      (58,994)        32,333
    Prepaid expenses and other current assets       26,392         (3,042)
    Other assets                                     1,025            398
    Restricted cash                                   (696)          (685)
    Accounts payable                                69,213        (75,470)
    Accrued expenses                               (33,550)        62,085
    Deferred software maintenance and
      unearned support revenue                      16,724        102,776
                                                    ------        -------
         Net cash used for
           operating activities                    (36,253)       (69,288)
                                                   --------       --------
INVESTING ACTIVITIES

  Expenditures for property
    and equipment                                  (56,809)        (4,095)
  Proceeds from sale of property and equipment       4,500          1,783
                                                     -----        -------
       Net cash used for investing activities      (52,309)        (2,312)
                                                   --------       -------
FINANCING ACTIVITIES

  Proceeds from notes payable-related party        243,000        211,899
  Payment of notes payable-related party          (151,000)      (140,800)
  Payments of long-term debt                       (12,165)       (11,478)
  Issuance of capital stock                         35,816         24,140
                                                    ------        -------
    Net cash provided by
      financing activities                         115,651         83,761
                                                   -------         ------
                       NET INCREASE IN CASH         27,089         12,161

   Cash at beginning of period                      28,264         16,103
                                                    ------         ------
                       CASH AT END OF PERIOD       $55,353        $28,264
                                                   =======        =======


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS -- CONTINUED

PAMET SYSTEMS, INC.

  SUPPLEMENTAL DISCLOSURES OF CASH
    FLOWS INFORMATION
      Cash paid for interest                        $78,000       $65,000
                                                    =======       =======


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

The Company's committed backlog at December 31, 1996 was in excess of $500,000 (unaudited). Management believes that this level of backlog and its anticipated sales are adequate to sustain operations through the end of fiscal year 1997.

However, the ultimate success of the Company is still dependent upon its ability to secure adequate interim and permanent funding to meet its working capital needs and the successful marketing of its products and services through expansion of the Company's operations. Some directors and officers of the Company, under certain circumstances, have agreed to provide short term financing on a temporary basis as needed. Management believes the company's current sources of liquidity and funding are adequate to sustain operations. Management is also trying to enhance its financial position by obtaining permanent additional financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future or that adequate sources of financing will be available at all, when needed or on commercially acceptable terms.

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

Capitalized Software Development Costs: Prior to 1995 the Company capitalized certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs were capitalized at the lower of cost or net realizable value beginning with the establishment of the technological feasibility of the related products as defined in the Statement. Research and development costs, which are not material, are charged to expense as incurred. In 1995 all of the Company's capitalized software development costs were determined to have no net realizable value and were written off. Amortization of capitalized software costs amounted to $86,152 in 1995, and is included in cost of sales.

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition: The Company generally recognizes product revenue upon shipment. Revenues for products with extensive installation requirements under contractual agreements are recognized upon customer acceptance.

Earnings (loss) per Common Share: Earnings per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method. Loss per common share is computed using the average number of common shares outstanding. Fully diluted earnings per share is the same as, or not materially different from primary earnings per share and, accordingly, is not presented.

Stock Based Compensation: The Company measures compensation expense relative to employee stock based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose the pro forma amounts of net income and earnings per share as if the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" had been applied. See the Stockholders' Equity footnote for these disclosures.

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

Income Taxes: The Company accounts for income taxes according to the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 1996, which is fully reserved, is net operating loss carryforwards.

PAMET SYSTEMS, INC.

NOTE C--RELATED-PARTY TRANSACTIONS

Director Compensation: The Company paid approximately $14,000 in both 1996 and 1995 to a stockholder and director for financial accounting consulting services.

Notes Payable - Related party consist of the following:
                                                                     1996
                                                                    ------
Notes payable to directors for unsecured advances.                $173,099
                                                                  ========

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31 is as follows:


                        Balance at
                         Beginning                              Balance at
                                of    Additions                     End of
Classification              Period      at Cost  Retirements        Period
--------------          ----------    ---------  -----------    ----------
Land                      $231,283                                $231,283
Building                   758,728                                 758,728
Furniture & Fixtures       118,049       $4,801                    122,850
Computer Equipment         293,960       27,114     $(3,787)       317,287
Automobiles                 22,900       24,894     (22,900)        24,894
                         ---------     --------     --------    ----------
             TOTALS     $1,424,920    $  56,809    $(26,687)    $1,455,042
                         =========     ========      ======      =========

Year Ended December 31, 1995:
  Land                  $  231,283                              $  231,283
  Building                 758,728                                 758,728
  Furniture and Fixtures   116,700     $  1,349                    118,049
  Computer Equipment       323,982        2,746   $ (32,768)       293,960
  Automobiles               22,900           --          --         22,900
                        ----------     --------     -------     ----------
            TOTALS      $1,453,593     $  4,095   $ (32,768)    $1,424,920
                        ==========     ========    ========     ==========

PAMET SYSTEMS, INC.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

Accumulated depreciation at December 31 is as follows:

                        Balance at
                         Beginning    Additions                 Balance at
                                of      Charged                     End of
Classification              Period   To Expense  Retirements        Period
--------------          ----------   ----------  -----------    ----------
Year Ended December 31, 1996:
  Building                $111,849     $ 24,123                  $ 135,972
  Furniture and Fixtures    98,689        9,878                    108,567
  Computer Equipment       268,886       22,241     $(3,787)       287,340
  Automobiles               22,900        4,721     (22,900)         4,721
                          --------     --------   ----------      --------
             TOTALS       $502,324     $ 60,963   $ (26,687)      $536,600
                          ========     ========     ========      ========

Year Ended December 31, 1995:
  Building                $ 87,699    $  24,150                  $ 111,849
  Furniture and Fixtures    86,664       12,025                     98,689
  Computer Equipment       254,636       45,235  $ (30,985)        268,886
  Automobiles               22,900           --          --         22,900
                          --------     --------   ----------      --------
             TOTALS       $451,899      $81,410  $ (30,985)       $502,324
                          ========     ========    ========       ========

PAMET SYSTEMS, INC.

NOTE E--ACCRUED EXPENSES

Accrued expenses includes the following:


                                                          December 31, 1996
                                                          -----------------
Accrued payroll and vacation                                  $ 52,026
Accrued and withheld payroll taxes                              20,680
Other                                                           34,428
                                                               -------
                                                              $107,134
                                                               =======

NOTE F--COMMITMENTS AND CONTINGENCIES


Legal Fees: In May of 1992, the Company entered into an agreement with its present attorney to pursue different financing arrangements, acquisitions or mergers. Approximately $15,000 of legal fees associated with this agreement have not yet been billed to the Company, since they are to be paid principally out of the proceeds of any resulting transaction. The amount, if any, that will be ultimately paid by the Company, and under what conditions, in connection with this legal work is uncertain at this time.

PAMET SYSTEMS, INC.

NOTE G--LONG TERM DEBT

In March 1992, the Company secured a $560,000 mortgage on its facility. On September 21, 1996 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,499, including interest at 10.25%, is payable monthly. In addition, the note is subject to several conditions, including:

           - Four officers, directors and/or stockholders of the Company are limited guarantors of the note to the extent of $50,000 each. In connection with these guarantees these four officers, directors and/or shareholders were paid $1,500 each in the current year.

           - Payment of dividends is restricted, requiring approval of the mortgagor.

           - Salary increases for officers are restricted, requiring approval of the mortgagor.

Subsequent to December 31, 1996, the bank issued a commitment letter that indicates this mortgage will be renewed for one year, until September 1998. Payment terms and interest rates, although not finalized, are expected to remain consistent with current terms and rates. Maturities reflect these terms and rates.


Annual principal maturities of long-term debt are as follows:

      Year ending  December 31, 1997             $ 15,605
                   December 31, 1998              494,725
                                                  -------
                                                 $510,330
                                                  =======

NOTE H--STOCKHOLDERS' EQUITY

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under option arrangements is 400,000 shares. These options, of which a total of 51,000 had been exercised at December 31, 1996, are exercisable within a ten-year period from the date of the grant, generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees and consultants. The options are not transferrable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

PAMET SYSTEMS, INC.

NOTE H--STOCKHOLDERS' EQUITY (Continued)

Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net income and earnings (loss) per common share approximating the following amounts:

                              1996                            1995
                   As Reported    Pro Forma        As Reported    Pro Forma
                   -----------    ---------        -----------    ---------
Net Income (loss)     $243,681     $186,967         $(569,202)   $(629,543)
                       =======      =======           =======      =======
Earnings (loss)
per common share          $.10         $.08             $(.29)       $(.32)
                           ===          ===               ===          ===

The fair value for each option granted during 1996 and 1995, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                          1996                1995
                                          ----                ----
Expected Life                         5-8 years *         2-8 years *
Risk-free interest rate             6.23%-6.74% *       5.98%-6.39% *
Expected Volatility                        136%                164%

*Amounts vary due to graded vesting for options granted to employees and differences between options granted to employees and granted to directors.

The Company recognizes forfeitures as they occur.

The application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995.

PAMET SYSTEMS, INC.

NOTE H--STOCKHOLDERS' EQUITY (Continued)

Stock option activity for the two year period ended December 31, 1996 is as follows:

                                                       Weighted Average
                                                 ----------------------------
                      Number     Exercise Price  Exercise  Fair Value  Remain-
                      Of Options Per Share          Price    at grant ing Life
                      ---------- --------------  --------  ---------- --------
Outstanding
January 1, 1995           294,500  $.02 - $5.50      $.37              7 years

Granted to Directors       8,000          $1.00     $1.00       $ .94
Granted to Employees      41,000          $1.44     $1.44       $1.41
Exercised                (17,000)          $.02      $.02
Cancelled                 (6,000)          $.02      $.02
                          ------      ---------     -----       -----  -------
Outstanding
December 31, 1995        320,500     $.02-$5.50      $.55                 5.71
                                                                         years
Granted to Directors       8,000          $1.12     $1.12       $1.00
Granted to Employees      54,500          $3.50     $3.50       $3.27
Exercised                (34,000)  $.02 - $1.44      $.06
                         --------  ------------     -----       -----  -------
Outstanding
December 31, 1996        349,000   $.02 - $5.50     $1.07                 5.08
                                                                         years
                         =======   ============     =====       =====  =======



Exercisable at
December 31, 1996        214,800   $.02 - $5.50      $.60
                         =======   ============     =====
Exercisable at
December 31, 1995        207,900   $.02 - $5.50      $.60
                         =======   ============     =====


Available for Grant
At December 31, 1996           0
                         =======

Available for Grant
At December 31, 1995      64,500
                         =======

PAMET SYSTEMS, INC.

NOTE H--STOCKHOLDERS' EQUITY (Continued)

In addition, The company also issued the following stock options outside of any formalized plan as follows;

                                                         Weighted Average
                                                  ----------------------------

                          Number Exercise Price  Exercise  Fair Value  Remain-
                      Of Options      Per Share     Price    at grant ing Life
                      ---------- --------------  --------  ---------- --------
Outstanding
January 1, 1995           50,000           $.80      $.80             10 years

Granted to Directors
and Officers in
consideration for
providing short
term financing           105,000           $.68      $.68        $.67

Exercised                (35,000)          $.68      $.68
                         --------       -------      ----        ----  -------
Outstanding
December 31, 1995        120,000    $.68 - $.80      $.73                 9.60
                                                                         years
Exercised                (50,000)          $.68      $.68

Cancelled                 (5,000)          $.68      $.68
                         --------       -------      ----        ----  -------
Outstanding
December 31, 1996         65,000    $.68 - $.80      $.77                 8.20
                                                                         years
                         =======    ===========      ====        ====  =======

On January 1, 1997 options representing 8,000 shares were granted to directors at an exercise price of $2.75 per share.

PAMET SYSTEMS, INC.

NOTE I--INCOME TAXES

There is no current provision for federal or state income taxes due to the Company's utilization of past operating loss carryforwards to completely offset taxable income in 1996. During 1995 the Company recorded a deferred tax asset from the benefit of net operating losses in the amount of $118,000. The cumulative amount of this deferred tax asset is $710,000 at December 31, 1996. This deferred tax asset is fully reserved due to the company's history of operating losses prior to 1996. Thus Management has concluded that the realization of the benefit is not likely. The Company has available for federal and state income tax purposes net operating loss carryforwards of approximately $3,700,000 and $1,900,000 respectively, which may be used to offset future taxable income. If unused, these net operating loss carryforwards expire in 2009.

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense for 1996 is as follows:

Tax at U.S. Statutory Rates              $82,852               34%

State income taxes, net of
federal tax effect                            --                --

Other                                  $(15,403)             (34)%

Effect of net operating
loss carryforwards                     $(67,449)             (34)%
                                        -------             ------


TOTALS                                 $    --                -- %
                                        =======             ======


NOTE J--SIGNIFICANT CUSTOMERS

There were no sales to individual customers that were greater than 10% of total revenues for the years ended December 31, 1996 and 1995.


NOTE K--ECONOMIC DEPENDENCY

The Company obtained approximately 33% of its merchandise from one source in 1996. Management believes that if this supplier ceased providing merchandise, the Company could find alternative suppliers without serious interruption of business.

PAMET SYSTEMS, INC.

NOTE L--SUBSEQUENT EVENT

On February 24, 1997, the Company obtained a signed letter of intent from a potential investor indicating a desire to purchase 200,000 shares of the Company's common stock at a price of $2.75 per share.

NOTE M--QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows:

                                            Quarter Ended
                        ----------------------------------------------------

                      March 31,       June 30,   September 30,   December 31,
                         1996           1996            1996           1996
                       --------       --------        --------       --------

Revenues             $ 238,204       $ 759,321        $788,402     $ 682,146
Gross Profits          164,413         496,540         468,604       402,833
Operating Income
  (loss)               (86,133)        215,006         120,233        70,088
Net Income
  (loss)              (101,280)        193,073          97,403        54,485
Income (loss)
  per share          $    (.05)      $     .08       $     .04       $   .03

                                            Quarter Ended
                        ----------------------------------------------------

                      March 31,       June 30,   September 30,   December 31,
                         1995           1995            1995           1995
                       --------       --------        --------       --------

Revenues             $ 180,127      $ 335,780        $267,427     $  311,401
Gross Profits           82,206        220,145         161,058         93,572
Operating Income
  (loss)              (176,993)       (27,528)       (131,256)      (171,474)
Net Income
  (loss)              (189,459)       (43,208)       (148,323)      (188,212)
Income (loss)
  per share          $    (.10)      $   (.02)     $     (.07)      $   (.10)

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

During the Registrant's fiscal years ended December 31, 1995 and 1994 there were no disagreements with it's auditing firm, Goff, Carlin & Cagan, LLP on any matters. Effective January 1, 1997 Goff, Carlin & Cagan LLP became Carlin, Charron & Rosen LLP.



                                   PART III


Item 9. Directors and Executive Officers of the Registrant.


Item 10. Executive Compensation.


Item 11. Security Ownership of Certain Beneficial Owners and
                    Management.


Item 12. Certain Relationships and Related Transactions.

If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1996, the information called for by Items 9, 10, 11, and 12 (except to the extent set forth in Item 4A above) shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.

 Item 13.  Exhibits. Financial Statement Schedules, and Reports on
           Form 8-K

(a)  Exhibits

    3.1 Restated and Amended Articles of Organization (filed by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
    3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989)
    4.2    Specimen Common Stock Certificate (filed by reference to
           Exhibit 4.2 to Registration Statement No. 33-36989)
   10.1 Form of Employment agreement between the Registrant and Dr. Joel B. Searcy (filed by reference to Exhibit 10.1 to Registration Statement No. 33-36989)
   10.3 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989)
   10.5 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819)
   10.8 Commercial real estate promissory note to Lexington Savings Bank dated April 21, 1992 (filed by reference to Exhibit 28.1 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.9 Mortgage security agreement, and assignment granted to Lexington Savings Bank, dated April 21, 1992 (filed by reference to Exhibit 28.2 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.10 Mortgage guaranty by six Pamet Systems, Inc. Directors and Officers, dated April 21, 1992 (filed by reference to Exhibit
           28.3 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
   10.11 Mortgage security extension (one year) Agreement granted to Lexington Savings Bank, dated 21 June 1996 (Filed by reference to Exhibit 10.12 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1996.
   10.12 Mortgage guaranty for five Pamet Systems, Inc. Directors and Officers, Dated June 21, 1996 (Filed by reference to Exhibit
           10.12 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1996.
   11      None
   12      None
   13      None
   16      None
   18      None
   19      None
   22      None
   23      Consent of Carlin, Charron & Rosen LLP
   24      None
   25      None
   29      None
______________________

(b)  Reports on Form 8-K - none

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PAMET SYSTEMS, INC.
                                      (Registrant)

                                   By     JOEL B. SEARCY
                                        ------------------
                                        Dr. Joel B. Searcy
                                           President


                                   Date  March 31, 1997

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name               Capacity                    Date

JOEL B. SEARCY
------------------------
Dr. Joel B. Searcy        Chairman of the Board,      March 31, 1997
                          President (Principal
                          Executive Officer)

RICHARD C. BECKER
------------------------
Richard C. Becker         Vice President, Chief       March 31, 1997
                          Operating Officer,
                          Treasurer, Director
                          (Principal Financial and
                          Accounting Officer)

LAURENCE B. BERGER
------------------------
Laurence B. Berger        Director                    March 31, 1997


ARTHUR V. JOSEPHSON, JR.
------------------------
Arthur V. Josephson, Jr.  Director                    March 31, 1997


STANLEY J. ROBBOY, M.D.
------------------------
Stanley J. Robboy, M.D.   Director                    March 31, 1997


LEE SPELKE
------------------------
Lee Spelke                Director                    March 31, 1997

                              INDEX OF EXHIBITS


          Exhibit                                           Page

          23      Consent of Carlin, Charron & Rosen LLP

                  Financial Data Sheet

Exhibit 23


                      Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No.33-41029) pertaining to the Pamet Systems, Inc. 1990 Stock Option Plan of our report dated March 20, 1997, with respect to the financial statements of Pamet Systems, Inc. included in its Annual Report (Form 10-KSB) for the year ended December 31, 1996 filed with the securities and Exchange Commission.





                                        Carlin Charron & Rosen LLP




Worcester, Massachusetts
March 27, 1997