Form 10QSB
period 1997-03-31
PAMET SYSTEMS INC
filed 1997-05-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Transition period from _________to _________
      Commission File No. 1-10623


                              Pamet Systems, Inc.
____________________________________________________________________
       (exact name of small business issuer as specified in its charter)


        Massachusetts                            04-2985838
____________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1000 Main Street, Acton, Massachusetts            01720
____________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code    (508) 263-2060
                                                     --------------

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  X     No
                                                    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:


         Title of each class                     Number of shares outstanding
         -------------------                     ----------------------------

            Common stock                                 2,102,250

          ($.01 par value)


Transitional Small Business Disclosure Format

     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE

Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets                                        1
        March 31, 1997 and December 31, 1996

        Condensed Statements of Operations                              2
        for the quarter ended March 31, 1997
        and 1996.

        Condensed Statement of Cash Flows                               3-4
        for the three months ended March 31,
        1997 and 1996

  Item 2 - Management's Discussion and Analysis of                      6-8
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                            8

  Item 2 - Changes in Securities                                        8

  Item 3 - Defaults Upon Senior Securities                              8

  Item 4 - Submission of Matters to a Vote of                           8
           Security Holders

  Item 5 - Other Information                                            8

  Item 6 - Exhibits and Reports on Form 8-K                             8

  Signature(s)                                                          9

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets
                                                    March 31,  December 31,
                                                       1997        1996
                                                    ---------  ------------
CURRENT ASSETS                                    (unaudited)

   Cash                                            $  27,808   $  55,353
   Accounts receivable, net of allowance for
      doubtful accounts of $20,000                   606,628     602,672
   Inventory                                          49,468      85,915
   Prepaid expenses and other current assets          21,975      20,252

       TOTAL CURRENT ASSETS                         $705,879     764,192

PROPERTY AND EQUIPMENT, net                          914,623     918,442

RESTRICTED CASH                                       27,320      27,146

       TOTAL ASSETS                               $1,647,822  $1,709,780
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  257,820  $  314,729
   Accrued expenses                                  101,362     107,134
   Notes payable-related party                       258,099     173,099
   Deferred software maintenance revenue             138,863     231,918
   Current portion of long-term debt                  14,838      15,605

       TOTAL CURRENT LIABILITIES                    $770,982     842,485

LONG TERM DEBT, less current portion                 492,042     494,725
UNEARNED SUPPORT REVENUE                              54,123      54,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,102,250 issued and outstanding      21,023      21,023
   Additional paid-in Capital                      4,107,605   4,107,605
   Accumulated deficit                            (3,797,953) (3,810,181)

       TOTAL STOCKHOLDERS EQUITY                     330,675      318,447

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,647,822   $1,709,780
                                                  ==========   ==========

         See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                  1997          1996
                                               ---------     ---------
Net sales                                      $ 607,506     $ 238,204
Cost of product                                  258,216        73,791
                                               ---------     ---------
   Gross Margin                                  349,290       164,413

Operating expenses:
   Personnel costs                               206,815       170,840
   Rent, utilities and telephone                  19,468        15,234
   Travel and entertainment                       18,803        10,069
   Professional fees                              19,014         9,990
   Depreciation                                   13,328        12,447
   Other operating expenses                       41,592        31,966
                                               ---------     ---------

Total operating expenses                         319,020       250,546
                                               ---------     ---------

Income (loss) from operation                      30,270       (86,133)
   Interest income (expense) Net                 (18,042)      (15,147)

Net income (loss)                                 12,228      (101,280)
                                               =========     =========

Net income (loss) per share                         $.01         $(.05)
                                                     ===           ===

Shares Outstanding                             2,373,745     2,043,250
                                               =========     =========


         See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)


                                              Three Months Ended
                                          March 31, 1997   March 31, 1996
                                          --------------   --------------
Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                                12,228       $(101,280)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   13,328          12,447
 Change in assets and liabilities:
  (Increase) Decrease in accounts receivable      (3,956)        111,884
  (Increase) Decrease in inventory                36,447          (1,540)
  (Increase) in prepaids and other
    current assets                                (1,723)           (789)
  (Increase) in other assets                        (174)           (171)
  (Decrease) in accounts payable                 (56,909)        (43,180)
  (Decrease) in deferred software
    maintenance revenue                          (93,055)        (77,527)
   Increase (Decrease) in accrued expenses        (5,772)         27,057
                                               ---------       ---------

      Total adjustments                         (111,814)         28,181

      Net cash provided by (used
       in) operating activities                  (99,586)        (73,099)

Cash flows from investing
 activities:

  Expenditures for property and equipment         (9,509)              0
  Sale of computer Equipment                           0               0
                                               ---------       ---------

     Net cash used in investing activities        (9,509)              0

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                          March 31, 1997  March 31, 1996
                                          --------------  --------------
Cash flows from financing activities:

  Payment of mortgage                             (3,450)         (2,879)
  Net Change Note payable
      related party                               85,000          43,000
  Issuance of Capital Stock                            0          17,000
                                               ---------       ---------

      Net cash provided by
       financing activities                       81,550          57,121

  Net increase (decrease) in cash                (27,545)        (15,978)

  Cash and cash equivalents at
   beginning of period                            55,353          28,264

  Cash and cash equivalents at
    end of period                                $27,808         $12,286
                                               =========       =========



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $13,391         $15,740


         See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month periods ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. On September 21, 1996 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period of $5,499, including interest at 10.25%, is payable monthly. The remaining balance at March 31, 1997 was $506,880. The bank has required an interest bearing compensating balance account. On March 31, 1996 this account equaled $27,320.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and support and update service fees. Revenues increased 155% to $607,506 for the three month period ended March 31, 1997 (the 1997 period) from $238,204 for the three month period ended March 31, 1996 (the 1996 period). Management believes that the increase in revenues is due to the increased demand for all of the Registrant's products. Some of these sales were funded by grants released pursuant to the COPS MORE 95 portion of the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill). In the third quarter of fiscal 1996 the Registrant conducted twelve sessions of its grant preparation seminars that assisted police agencies in preparing grant proposals. The second round of grant proposals related to the 1994 crime bill, COPS MORE 96, were submitted in the October 1996. The Department of Justice has informed some of the Registrant's prospective customers that awards associated with this round of grants will begin to be announced in June 1997. This round of awards combined with the 25% local matching funds could infuse up to $266 million into the Registrant's market. The Registrant's level of sales will continue to be reflective upon the awards granted under the 1994 Crime Bill. There can be no assurance as to when, however, if at all, these awards will result in sales to the Registrant.



Three Months Ended March 31, 1997 vs.
   Three Months Ended March 31, 1996

      Net sales increased $369,302 or 155% to $607,506 for the 1997 period from $238,204 for the 1996 period. The increase in total revenues is due to an increase in sales of all of the Registrant's products including the new MobileServer. During the 1997 period there were two new police system sales, one fire system, three imaging systems and two mobile systems compared to three imaging systems during the 1996 period. Software support revenues increased 12.9% to $100,070 for the 1997 period from $88,640 for the 1996 period reflecting the increase in the customer base from the 1996 period. Cost of product increased 250% or $184,425 to $258,216 for the 1997 period from $73,791 for the 1996 period reflecting the higher sales volume. Gross margin decreased to 57.5% for the 1997 period from 69.0% for the 1996 period. The reduction in margin is due to the increase in sales of the lower margin MDT systems and system upgrades delivered in the 1997 period as compared to the 1996 period.

      Operating expenses increased $68,474 or 27.3% to $319,020 for the 1997 period compared to $250,546 for the 1996 period. Personnel costs increased 21.1% to 206,815 for the 1997 period compared to $170,840 for the 1996 period. The increase is due to the addition of resources necessary to execute the increase level of business. Resources were added in the support and training area as well as marketing. Rent, utilities and telephone increased 27.8% to $19,468 for the 1997 period from $15,234 for the 1996 period due primarily to the increased phone expense associated with remote sales and installations. Travel and entertainment expenses increased 86.7% to $18,803 for the 1997 period from $10,069 for the 1996 period. This increase reflects the increase in travel associated with a major project in the southeast. Professional fees increased 90.3% to $19,014 for the 1997 period from $9,990 for the 1996 period, primarily due to the increased use of legal services associated with the working capital loan and the private placement. Depreciation expense increased 7.1% to $13,328 for the 1997 period from $12,447 for the 1996 period due to the upgrading of some of the Registrant's computer systems. Other operating expenses increased 30.1% to $41,592 for the 1997 period from $31,966 for the 1996 period primarily due increased postage, training costs associated with increased sales and the costs associated with the purchase of office software and other minor hardware purchases associated with the Registrant's demonstration systems and office systems.

      Net interest expense for the 1997 period was $18,042 compared to $15,147 for the 1996 period. This reflects the increased interest associated with the working capital loan and is partially offset by the decrease in interest rate on the mortgage.

      The net profit for the 1997 period was $12,228 or $.01 per share compared to loss of $(101,280) or $(.05) per share for the 1996 period. The profit is due to this increase in sales.



Liquidity and Capital Resources

      The Registrant's working capital improved to a deficit of $65,103 at March 31, 1997 from a deficit of $78,293 at December 31, 1996 due to the profit during the quarter. Cash decreased to $27,808 at March 31, 1997 from $55,353 at December 31, 1996. Accounts receivable increased slightly to $606,628 at March 31, 1997 from $602,672 at December 31, 1996. The
Registrant is experiencing an accounts receivable level that averages 60 days sales outstanding.

      The Registrant's backlog was approximately $450,000 at March 31, 1997. The Registrant has increased its operational infrastructure to enable it to execute the increase in volume. Future product growth is expected to be balanced between all four of the Registrant's primary products which make up a integrated suite of public safety applications. Subsequent to the 1997 period the Registrant began to be notified by potential customers who had participated in the Registrant's grant writing seminars that the Department of Justice had informed them that awards associated with COPS MORE 96 would begin to be announced in June 1997. Many of these prospective customers will still have to proceed with a competitive bidding process as required by their respective state laws', consequently there can be no assurance as to when, if at all, these awards will result in sales to the Registrant. The Registrant is continuing to consider projects to increase its cash position through business combinations, as well as capital raising alternatives. The Registrant continues to receive short term working capital commitments from Directors and Officers to support operations, if needed. Subsequent to the end of the 1997 period the Registrant completed a private placement of 200,000 shares of common stock with a major stockholder. This infusion of $550,000 has significantly improved the Registrant's working capital position. The Registrant believes its existing backlog and working capital combined with its current loan commitments from directors and shareholders and current sales activities will be sufficient to ensure the continued operations through the year.

      As of March 31,1997, the Registrant had accumulated approximately $3,700,000 and $1,900,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits - none

      b. Reports on form 8-K - none

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          Pamet Systems, Inc.
                                          ___________________
                                             (Registrant)



             May 15, 1997                 Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer