Form 10QSB
period 1997-06-30
PAMET SYSTEMS INC
filed 1997-08-12
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended June 30, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Transition period from _________ to _________
      Commission File No. 1-10623

                              Pamet Systems, Inc.
____________________________________________________________________
       (exact name of small business issuer as specified in its charter)


        Massachusetts                            04-2985838
____________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1000 Main Street, Acton, Massachusetts            01720
____________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code    (508) 263-2060
                                                     ______________

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No
                                                     -----     -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                     Number of shares outstanding
         -------------------                     -----------------------------
            Common stock                                 2,320,050
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE

Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets                                        1
        June 30, 1997 and December 31, 1996

        Condensed Statements of Operations                              2
        for the quarter ended June 30, 1997
        and 1996 and six month period ended
        June 30, 1997 and 1996

        Condensed Statement of Cash Flows                               3-4
        for the six months ended June 30,
        1997 and 1996

  Item 2 - Management's Discussion and Analysis of                      6-8
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                            8

  Item 2 - Changes in Securities                                        8

  Item 3 - Defaults Upon Senior Securities                              8

  Item 4 - Submission of Matters to a Vote of                           8
           Security Holders

  Item 5 - Other Information                                            8

  Item 6 - Exhibits and Reports on Form 8-K                             8

  Signature(s)                                                          9

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                             June 30,  December 31,
                                                       1997        1996
                                                    ---------  ------------
CURRENT ASSETS                                    (unaudited)

   Cash                                            $  45,968   $  55,353
   Accounts receivable, net of allowance for
      doubtful accounts of $22,000                   771,000     602,672
   Inventory                                          48,531      85,915
   Prepaid expenses and other current assets          19,403      20,252
   Receivable from Insurance Settlement               83,965         --

       TOTAL CURRENT ASSETS                          968,867     764,192

PROPERTY AND EQUIPMENT, net                          897,854     918,442

RESTRICTED CASH                                       27,498      27,146

       TOTAL ASSETS                               $1,894,219  $1,709,780
                                                  ==========  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                              $   368,807  $  314,729
   Accrued expenses                                  113,294     107,134
   Notes payable-related party                        72,439     173,099
   Deferred software maintenance revenue              86,858     231,918
   Current portion of long-term debt                  16,422      15,605

       TOTAL CURRENT LIABILITIES                     657,820     842,485

LONG TERM DEBT, less current portion                 486,919     494,725
UNEARNED SUPPORT REVENUE                              54,123      54,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,320,050 issued and outstanding      23,201      21,023
   Additional paid-in Capital                      4,661,283   4,107,605
   Accumulated deficit                            (3,989,127) (3,810,181)

       TOTAL STOCKHOLDERS EQUITY                     695,357      318,447

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,894,219   $1,709,780
                                                  ==========   ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended       Six Months Ended
                                             June 30,              June 30,
                                            ---------              ---------

                                     1997       1996       1997        1996

Net sales                         $432,105   $759,321  $1,039,611    $997,525
Cost of product                    249,937    262,781     508,154     336,572
                                ---------- ---------- -----------  ----------
                                   182,168    496,540     531,457     660,953

Operating expenses:
   Personnel costs                 220,979    165,748     427,794     336,588
   Rent, utilities and telephone    16,143     14,549      35,611      29,783
   Travel and entertainment         33,838     12,434      52,640      22,503
   Professional fees                46,843     18,964      65,857      28,954
   Depreciation                     14,238     12,885      27,567      25,332
   Other operating expenses         63,757     56,954     105,349      88,919
                                 ---------  ---------   ---------   ---------

Total operating expenses           395,798    281,534     714,818     532,079
                                ---------- ----------  ----------  ----------

Income (loss) from operations     (216,630)   215,006    (183,361)   (128,874)

Interest Income (expense), Net     (17,544)   (21,933)    (35,585)    (37,081)

Gain on Insurance Settlement        40,000        --       40,000         --

Net Income (loss)                $(191,174)  $193,073   $(178,946)    $91,793
                                   =======    =======     =======      ======

Net Income (loss) per share          $(.08)      $.08       $(.08)       $.04
                                     =====       ====       =====        ====

Shares used in Computing         2,320,050  2,401,742    2,320,050  2,372,742
  Earnings per Share






          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)


                                                   Six Months Ended
                                            June 30, 1997    June 30, 1996
                                          -------------------------------------
Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                            $ (178,946)      $  91,793

Adjustments to reconcile net
   income to net cash provided
   by operating activities:                       27,567          25,332
  Depreciation and amortization
  Gain on insurance settlement                   (40,000)            --
  Change in assets and liabilities:
  (Increase) Decrease in accounts receivable    (168,328)       (399,388)
  (Increase) Decrease in inventory                19,884         (24,277)
  (Increase) in prepaids and other
    current assets                                   849          13,939
  (Increase) in other assets                        (352)           (146)
   Increase in accounts payable                   54,078          99,898
  (Decrease) in deferred software
    maintenance revenue                         (145,060)       (122,254)
   Increase (Decrease) in accrued expenses
    and other current liabilities                  6,160          67,606

                                               ---------       ---------

      Total adjustments                         (245,202)       (339,290)

      Net cash provided by (used
       in) operating activities                 (424,148)       (247,497)

Cash flows from investing
 activities:

  Expenditures for property and equipment        (33,444)         (6,766)
                                               ---------       ---------

     Net cash used in investing activities     $ (33,444)      $  (6,766)



                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                  Six Months Ended
                                           June 30, 1997   June 30, 1996
                                          --------------  --------------
Cash flows from financing activities:

  Payment of mortgage                             (6,989)         (5,839)
  Net Change Note payable
      related party                             (100,660)        223,440
  Issuance of Capital Stock                      555,856          17,339
                                               ---------       ---------

      Net cash provided by
       financing activities                      448,207         234,940

  Net increase (decrease) in cash                 (9,385)        (19,323)

  Cash and cash equivalents at                    55,353          28,264
   beginning of period

  Cash and cash equivalents at
    end of period                              $  45,968         $ 8,941
                                                  ======           =====



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                       40,695         $35,775


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement        17,500             --
    Net book value of fixed assets lost
     on insurance settlement                      26,465             --








          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. On September 21, 1996 the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period of $5,499, including interest at 10.25%, is payable monthly. The remaining balance at June 30, 1997 was $503,341.48. The bank has required an interest bearing compensating balance account. On June 30, 1997 this account equaled $27,497.69.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and support and update service fees. Revenues for the 6 month period ended June 30, 1997 increased 4.2% to $1,039,611 from $997,525 for the six month period ended June 30, 1996. Revenues decreased 43.1% to $432,105 for the three month period ended June 30, 1997 (the 1997 period) from $759,321 for the three month period ended June 30, 1996 (the 1996 period). Management believes that the decrease in revenue for 1997 period was associated with the cyclical nature of the market. Most of the Registrant's customers operate with a fiscal year that ends on June 30. The Registrant believes that most capital projects such as the funding of purchases of equipment such as the Registrant's products, are typically completed prior to the last quarter of the fiscal year. During the 1996 period, however, a Massachusetts state grant program focused on imaging and the beginning of the "COP MORE 95" portion of the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) infused funding into the end of the year. In addition, during the 1996 period, one department was able to utilize a portion of the department's new facility construction funding to acquire the Registrant's PoliceServer product. In the third quarter of fiscal 1996 the Registrant conducted twelve sessions of its grant preparation seminars that assisted police agencies in preparing grant proposals. The second round of grant proposals related to the 1994 crime bill, COPS MORE 96, were submitted in the October 1996. The Department of Justice has begun to inform some of the Registrant's prospective customers of their awards. This round of awards combined with the 25% local matching funds could infuse up to $266 million into the Registrant's market. The Registrant's level of sales will continue to be reflective of the awards granted under the 1994 Crime Bill. There can be no assurance, however, as to when, if at all, these awards will result in sales to the Registrant.



Three Months Ended March 31, 1997 vs.
   Three Months Ended March 31, 1996

      Net sales decreased $327,216 or 43.1% to $432,105 for the 1997 period from $759,321 for the 1996 period. The decrease in total revenues is due to general lack of funding for the Registrant's products in the last quarter of most of the Registrant's customers' fiscal years. As stated above the 1996 period included significant revenue from state and federal grant programs and construction capital funding. During the 1997 period there were three ImageServer systems and two MobileServer systems sold compared to five ImageServer, five PoliceServer systems and five FireServer systems during the 1996 period. Support revenues increased 14.7% to $117,855 for the 1997 period from $102,745 for the 1996 period reflecting the increase in the customer base from the 1996 period. Cost of product decreased 4.9% or $12,844 to $249,937 for the 1997 period from $262,781 for the 1996 period reflecting the lower sales volume and the low margin third party system costs for a wireless network, live-scan fingerprinting and a jail records software included in a large integration sale in the Southeast region. Gross margin decreased to 42.2% for the 1997 period from 65.4% for the 1996 period. The reduction in margin is due to the higher percentage of sales of the lower margin MobileServer systems and the third party systems described above.

      Operating expenses increased $114,264 or 40.6% to $395,798 for the 1997 period compared to $281,534 for the 1996 period. Personnel costs increased 33.3% to 220,979 for the 1997 period compared to $165,748 for the

1996 period. The increase is due to the addition of resources necessary to execute the increased level of annual business including personnel in the support, training and marketing areas. During the 1997 period the Registrant also hired a new President and Chief Executive Officer. Rent, utilities and telephone increased 11.0% to $16,143 for the 1997 period from $14,549 for the 1996 period due primarily to the increased phone expense associated with remote sales and installations. Travel and entertainment expenses increased 172.1% to $33,838 for the 1997 period from $12,434 for the 1996 period. This increase reflects the increase in travel associated with a major project in the southeast. Professional fees increased 147.0% to $46,843 for the 1997 period from $18,964 for the 1996 period, primarily due to the increased use of legal services associated with the working capital loan agreement, a private placement of the Registrant's Stock, the annual meeting and employment agreements for the officers. Depreciation expense increased 10.5% to $14,238 for the 1997 period from $12,885 for the 1996 period due to the upgrading of some of the Registrant's computer systems. Other operating expenses increased 11.9% to $63,757 for the 1997 period from $56,954 for the 1996 period primarily due to marketing expenses, in-house equipment purchases and the 1997 Annual meeting expenses. These increases were partially offset by the reduced tax penalties and bad debt expense.

      Net interest expense for the 1997 period was $17,544 compared to $21,933 for the 1996 period. This reflects the decreased interest associated with the working capital loan.

      A gain on insurance settlement of $40,000 for the 1997 period reflects the accrued portion of an insurance settlement.

      The net loss for the 1997 period was $(191,174) or $(.08) per share compared to net profit of $193,073 or $.08 per share for the 1996 period. The loss is due primarily to reduced sales, the low margins associated with resale of third party products and the increased operating expenses.


Six Months Ended June 30, 1997 vs.
   Six Months Ended June 30, 1996

      Net sales for the six month period ended June 30, 1997 (the 1997 period) increased $42,086 or 4.2% to $1,039,611 from $997,525 for the six month period ended June 30, 1996 (the 1996 period). The increase in sales reflects a significant increase in the sales of the Registrant's MobileServer product offset by a decrease in the sales of its' PoliceServer and FireServer products. Support revenues increased 14.0% to $221,724 for the 1997 period from $195,188 for the 1996 period reflecting the increase in the customer base from the 1996 period. Cost of product increased 51.0% to $508,154 for the 1997 period from the 336,572 for the 1996 period reflecting the lower margin MobileServer systems and the third party sales of the jail records software, a live-scan fingerprinting system and the wireless network. Gross margin decreased to 51.1% for the 1997 period from 66.3% for the 1996 period. The decrease is due primarily to the increased number of the lower margin MobileServer system sales and the resale of the third party systems described above.

      Operating expenses increased $182,739 or 34.3% to $714,818 for the 1997 period compared to $532,079 for the 1996 period. Personnel costs increased 27.1% to $427,794 for the 1997 period from $336,588 for the 1996 period. This reflects the staffing increases in the operations and marketing areas, as well as the hiring of a new President and Chief Executive Officer. Rent, utilities and telephone expenses increased $5,828 or 19.6% to $35,611 for the 1997 period from $29,783 for the 1996 period. This increase is almost entirely associated with the increased sales and support costs outside the New England area. Travel and entertainment expenses increased 133.9% to $52,640 for the 1997 period from $22,503 for the 1996 period, reflecting the increased travel associated with training and installations in the Southeast region. Professional fees increased 127.5% to $65,857 for the 1997 period from $28,954 for the 1996 period due to the increase in the

Registrant's use of legal services associated with establishing a line of credit loan, work associated with a private placement of the Registrant's stock, and employment agreements for the officers. Depreciation expense increased 8.8% to $27,567 for the 1997 period from $25,332 for the 1996 period reflecting the depreciation associated with the upgrades of some of the Registrant's computer equipment. Other operating expenses increased 18.5% to $105,349 for the 1997 period from $88,819 for the 1996 period. These increases reflect increased purchases of internal use equipment and annual report expenses that were partially offset by reduced bad debt expense and tax penalties.

      Net interest expense was $35,585 for the 1997 period compared to $37,081 for the 1996 period. This reduction reflects the reduced interest associated with working capital loans from a director.

      The net loss for the 1997 period was $(191,174) or $(.08) per share compared to a net income of $91,793 or $.04 per share for the 1996 period. The loss for the period was due to the reduced revenue combined with the low gross margins associated with MobileServer sales and the resale of large systems integrated into an installation in the southeast.


Liquidity and Capital Resources

      The Registrant's working capital improved to $311,047 from a deficit of $(78,293) at December 31, 1996 due to the private placement of 200,000 shares of common stock which increased the cash and stockholder's equity by $550,000. Cash decreased to $45,968 at June 30, 1997 from $55,353 at
December 31, 1996. Accounts receivable increased to $771,000 at June 30, 1997 from $602,672 at December 31, 1996. The Registrant is experiencing an increase in accounts receivable level that normally averages 60 days sales outstanding. All outstanding balances have been investigated and the overall level should return to a level below 60 days outstanding

      The Registrant's backlog was approximately $103,000 at June 30, 1997. On July 31, 1997 the backlog is approximately $315,000. The Registrant is using the infusion of cash to begin a process to increase its operational infrastructure to enable it to execute increased volume. Future product growth is expected to be balanced between all four of the Registrant's primary products (PoliceServer, FireServer, ImageServer, MobileServer) which make up an integrated suite of public safety applications. During the 1997 period the Registrant began to be notified by potential customers who had participated in the Registrant's grant writing seminars that the Department of Justice had awarded them grants associated with the "COPS MORE 96" portion of the Crime Bill. Many of these prospective customers will still have to proceed with a competitive bidding process as required by their respective state laws, consequently, there can be no assurance as to when, if at all, these awards will result in sales to the Registrant. The Registrant is continuing to consider projects to increase its cash position through business combinations, as well as capital raising alternatives. The Registrant continues to receive short term working capital commitments of up to $300,000 from Directors and Officers to support operations, if needed. The Registrant believes its existing backlog and working capital combined with its current loan commitments from directors and shareholders and current sales activities will be sufficient to ensure the continued operations through the year.

      As of June 30, 1997, the Registrant had accumulated approximately $3,900,000 and $2,100,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

           On April 14, 1997 the Issuer sold 200,000 shares of Pamet Systems Common stock at a price of $2.75 per share for a total of $550,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

Item 3 - Defaults Upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a note of Security Holders

           The Registrant held it 1997 Annual Meeting of Stockholders on May 30, 1997.

           At the Annual Meeting, Richard C. Becker and Arthur V. Josephson, Jr. were elected directors. The number of shares of Common Stock voted in favor of the election of each person was not less than 1,800,982 shares and 0 shares against. In addition the following other directors continued as such after the meeting: Laurence B. Berger, Dr. Stanley J. Robboy, Dr. Joel B. Searcy and Lee Spelke.

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits

           3(ii) Pamet Systems, Inc. BYLAWS, Amended 5/30/97
           27    Financial Date Schedule

      b. Reports on form 8-K - none

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          Pamet Systems, Inc.
                                         _____________________
                                             (Registrant)



             August 5, 1997               Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer