Form 10QSB
period 1997-09-30
PAMET SYSTEMS INC
filed 1997-11-14
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the Transition period from _________to _________
      Commission File No. 1-10623

                              Pamet Systems, Inc.
____________________________________________________________________
       (exact name of small business issuer as specified in its charter)


        Massachusetts                            04-2985838
____________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1000 Main Street, Acton, Massachusetts            01720
____________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code    (978) 263-2060
                                                     --------------
Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                     Number of shares outstanding
         -------------------                     -----------------------------
            Common stock                                 2,347,550
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE

Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets                                        1
        September 30, 1997 and December 31, 1996

        Condensed Statements of Operations                              2
        for the quarter ended September 30, 1997 and 1996 and nine month period ended
        September 30, 1997 and 1996

        Condensed Statement of Cash Flows                               3-4
        for the six months ended June 30,
        1997 and 1996

  Item 2 - Management's Discussion and Analysis of                      6-10
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                            10

  Item 2 - Changes in Securities                                        10

  Item 3 - Defaults Upon Senior Securities                              10

  Item 4 - Submission of Matters to a Vote of                           10
           Security Holders

  Item 5 - Other Information                                            10

  Item 6 - Exhibits and Reports on Form 8-K                             10

  Signature(s)                                                          11

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                        September 30,  December 31,
                                                       1997        1996
                                                    ---------  ------------
CURRENT ASSETS                                    (unaudited)

   Cash                                              $88,856   $  55,353
   Accounts receivable, net of allowance for
      doubtful accounts of $22,000                   821,705     602,672
   Inventory                                         100,645      85,915
   Prepaid expenses and other current assets          22,233      20,252
   Receivable from Insurance Settlement               64,468         --

       TOTAL CURRENT ASSETS                        1,097,907     764,192

PROPERTY AND EQUIPMENT, net                          945,767     918,442
CAPITALIZED SOFTWARE DEVELOPMENT                      98,695         --
RESTRICTED CASH                                       27,678      27,146

       TOTAL ASSETS                               $2,170,047  $1,709,780
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  518,782  $  314,729
   Accrued expenses                                  117,994     107,134
   Notes payable-related party                        72,439     173,099
   Deferred software maintenance revenue             382,578     231,918
   Current portion of long-term debt                  15,615      15,605

       TOTAL CURRENT LIABILITIES                   1,107,408     842,485

LONG TERM DEBT, less current portion                 482,865     494,725
UNEARNED SUPPORT REVENUE                              28,962      54,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,347,550 issued and outstanding      23,476      21,023
   Additional paid-in Capital                      4,673,018   4,107,605
   Accumulated deficit                            (4,145,682) (3,810,181)

       TOTAL STOCKHOLDERS EQUITY                     550,812      318,447

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $2,170,047   $1,709,780
                                                  ==========   ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                    ------------------       -----------------

                                     1997       1996       1997        1996

Net sales                         $506,455   $788,402   1,546,067  $1,785,928
Cost of product                    224,633    319,798     732,787     656,371
                                ---------- ---------- -----------  ----------
                                   281,822    468,604     813,280   1,129,557

Operating expenses:
   Personnel costs                 265,634    201,276     693,429     537,864
   Rent, utilities and telephone    20,236     15,498      55,847      45,281
   Travel and entertainment         27,480     20,246      80,120      42,749
   Professional fees                63,030     21,977     128,887      50,931
   Depreciation                     14,721     12,885      42,288      38,217
   Other operating expenses         49,169     76,489     154,518     165,408
                                 --------- ----------  ----------  ----------

Total operating expenses           440,270    348,371   1,155,089     880,450
                                ---------- ----------  ----------  ----------

Income (loss) from operations     (158,448)   120,233    (341,809)    249,107

Interest Income (expense), Net     (15,518)   (22,830)    (51,103)    (59,911)

Gain on Insurance Settlement        17,410        --       57,410         --

Net Income (loss)                 (156,556)  $ 97,403    (335,502)   $189,196
                                   =======   ========     =======    ========

Net Income (loss) per share          $(.07)      $.04       $(.14)       $.08
                                     =====      =====       =====       =====

Shares used in Computing          2,347,550 2,380,796   2,347,550   2,396,745
  Earnings per Share


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Nine Months Ended
                                      September 30, 1997    September 30, 1996
                                      ------------------    ------------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                            $ (335,502)     $  189,196

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   42,288          38,217
  Gain on insurance settlement                   (57,410)           --
  Change in assets and liabilities:
  (Increase) in accounts receivable             (219,033)       (431,111)
  (Increase) in inventory                        (31,955)        (23,438)
   Decrease in inventory on insurance
     settlement                                   10,167             --
  (Increase) Decrease in prepaids and
     other current assets                         (1,981)         11,903
  (Increase) in other assets                        (532)            (69)
   Increase in accounts payable                  204,053         136,552
   Increase in deferred software
    maintenance revenue                          125,499         120,248
   Increase in accrued expenses
    and other current liabilities                 10,860           5,306

                                               ---------       ---------

      Total adjustments                           81,956        (142,392)

      Net cash provided by (used
       in) operating activities                 (253,546)         46,804

Cash flows from investing
 activities:

  Expenditures for software development          (98,695)            --
  Expenditures for property and equipment        (99,445)        (39,138)
  Proceeds from insurance settlement
    for property and equipment                    29,833             --
                                               ---------       ---------

     Net cash used in investing activities      (168,307)        (39,138)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Nine Months Ended
                                       September 30, 1997  September 30, 1996
                                       ------------------  -----------------

Cash flows from financing activities:

  Payment of mortgage                            (11,850)         (9,887)
  Net change note payable
      related party                             (100,660)        144,000
  Issuance of capital stock                      567,866          17,514
                                               ---------       ---------

      Net cash provided by
       financing activities                      455,356         151,627

  Net increase (decrease) in cash                 33,503         159,293

  Cash and cash equivalents at                    55,353          28,264
   beginning of period

  Cash and cash equivalents at
    end of period                                 88,856         187,557
                                                  ======         =======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $60,573         $60,852


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement         7,058             --




          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Registrant consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Registrant's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In September of 1997 the note was extended for a one year term through September 21, 1998 with monthly payments determined according to a twenty-year amortization period of $5,356.69, including interest at 10.0%, is payable monthly. The remaining balance at September 30, 1997 was $498,480. The bank has required an interest bearing compensating balance account. On September 30, 1997 this account equaled $27,678.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview


      The Registrant's net sales consist primarily of sales of software and turnkey computer systems, and software support and update service fees. Revenues for the three month period ended September 30, 1997 (the 1997 period) decreased 35.8% to $506,455 from $788,402 for the three month period ended September 30, 1996 (the 1996 period). Revenues decreased 13.4% to $1,546,067 for the nine month period ended September 30, 1997 from $1,785,928 for the nine month period ended September 30, 1996. Management believes that the decrease in revenue for 1997 period was associated with delays in customers receiving grant awards under the "COPS MORE 96" portion of the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill). During the 1996 period, awards from the "COP MORE 95" portion of the 1994 Crime Bill combined with the matching funds from the local municipalities infused funding into the Registrant's market. During the 1996 period the Registrant conducted twelve sessions of its grant preparation seminars that assisted police agencies in preparing proposals for the second round of grants related to the 1994 Crime Bill, "COPS MORE 96". These grant applications were submitted in October 1996. The Registrant has seen many prospects and customers receive grant awards and proceed through the procurement process during the 1997 period. In addition, other prospective customers are continuing to be informed of awards from the 1996 program. Some of the prospects have been reluctant to commit funds until the award is transferred to the agency's account. There can be no assurance, however, as to when, if at all, these awards will result in sales to the Registrant. Until the 1994 Crime Bill grant program expires, a significant portion of the Registrant's sales will be reflective of these awards. Subsequent to the expiration of the 1994 Crime Bill grant program, other marketing programs, which may relate to either federal or state grant programs, may be required to sustain ongoing revenue streams.



Three Months Ended September 30, 1997 vs.
   Three Months Ended September 30, 1996

      Net sales decreased $281,947 or 35.8% to $506,455 for the 1997 period from $788,402 for the 1996 period. The decrease in total revenues is due to the delays discussed above relative to both the awarding of grants associated with the "COPS MORE 96" program, as well as the actual funding by the Federal government. The 1996 period included significant revenue from state and federal grant programs and construction capital funding. During the 1997 period there were one PoliceServer, one FireServer and five MobileServer systems sold compared to two ImageServer, seven PoliceServer and two FireServer systems during the 1996 period. Support revenues increased 33.8% to $137,333 for the 1997 period from $102,645 for the 1996 period reflecting the increase in the customer base from the 1996 period. Cost of product decreased 29.8% or $95,165 to $224,633 for the 1997 period from $319,798 for the 1996 period primarily reflecting the lower sales volume. Gross margin decreased to 55.6% for the 1997 period from 59.4% for the 1996 period reflecting the change of product mix to include more mobile products.

      Operating expenses increased $91,899 or 26.4% to $440,270 for the 1997 period compared to $348,371 for the 1996 period. Personnel costs increased 32.0% to 265,634 for the 1997 period compared to $201,276 for the 1996 period. The increase is due to the continuing addition of resources including a new President and CEO who was hired in the second quarter of

1997 and the restructuring of salary levels for critical resources in line with market salary levels. These resources have been added in the areas of support, training, and marketing to execute the expected increase in annual business. Rent, utilities and telephone increased 30.6% to $20,236 for the 1997 period from $15,498 for the 1996 period due primarily to the increased phone expense associated with remote sales, installations and support. Travel and entertainment expenses increased 35.7% to $27,480 for the 1997 period from $20,246 for the 1996 period. This increase primarily reflects the increase in travel associated with a major multi-jurisdictional project in the Southeast that is now nearly fully operational. Professional fees increased 186.8% to $63,030 for the 1997 period from $21,977 for the 1996 period, primarily due to the consulting fees associated with developing project plans for two major software development projects. In addition, increased legal fees resulted from services associated with the working capital loan agreement and employment agreements for the officers. Depreciation expense increased 14.3% to $14,721 for the 1997 period from $12,885 for the 1996 period due to the upgrading of some of the Registrant's computer systems. Other operating expenses decreased 35.7% to $49,169 for the 1997 period from $76,489 for the 1996 period primarily due to decreases in "COPS MORE" grant seminar expenses and tax penalties and a shift of annual meeting expenses and mortgage closing costs out of the quarter.

      Net interest expense for the 1997 period was $15,518 compared to $22,830 for the 1996 period. This reflects the decreased interest associated with the working capital loan.

      A gain on insurance settlement of $17,410 for the 1997 period reflects the accrued portion of an insurance settlement.

      The net loss for the 1997 period was $(156,556) or $(.07) per share compared to net profit of $97,403 or $.04 per share for the 1996 period. The loss is due primarily to reduced sales, the lower margins associated the MobileServer product and increased operating expenses.


Nine Months Ended September 30, 1997 vs.
   Nine Months Ended September 30, 1996

      Net sales for the nine month period ended September 30, 1997 (the 1997 period) decreased $239,861 or 13.4% to $1,546,067 from $1,785,928 for the nine month period ended September 30, 1996 (the 1996 period). The decrease in sales reflects a decrease in the sales of the Registrant's PoliceServer and FireServer products which was partially offset by a significant increase in sales of the MobileServer product. Support revenues increased 20.6% to $359,055 for the 1997 period from $297,833 for the 1996 period reflecting the increase in the customer base from the 1996 period. Cost of product increased 11.6% to $732,787 for the 1997 period from $656,371 for the 1996 period reflecting the lower margin MobileServer system sales and the third party sales of the jail records software, a live-scan fingerprinting system and the wireless network. Gross margin decreased to 52.6% for the 1997 period from 63.2% for the 1996 period. The decrease is due primarily to the increased number of the lower margin MobileServer system sales and the resale of the third party systems described above.

      Operating expenses increased $274,639 or 31.2% to $1,155,089 for the 1997 period compared to $880,450 for the 1996 period. Personnel costs increased 28.9% to $693,429 for the 1997 period from $537,864 for the 1996 period. This reflects the staffing increases in the operations and marketing areas, as well as the hiring of a new President and Chief Executive Officer. Rent, utilities and telephone expenses increased $10,566 or 23.3% to $55,847 for the 1997 period from $45,281 for the 1996 period. This increase is almost entirely associated with the increased sales and support activity outside the New England area. Travel and entertainment expenses increased 87.4% to $80,120 for the 1997 period from $42,749 for the 1996 period, reflecting the increased travel associated with sales, training and installations in the Southeast region. Professional fees increased 153.1% to

$128,887 for the 1997 period from $50,931 for the 1996 period due to the increase in the Registrant's use of legal services associated with establishing a line of credit loan, work associated with a private placement of the Registrant's stock, and employment agreements for the officers. In addition, consulting costs associated with developing the project plan to port the Registrant's product to Windows NT have contributed significantly to the increase. Depreciation expense increased 10.7% to $42,288 for the 1997 period from $38,217 for the 1996 period reflecting the depreciation associated with the upgrades of some of the Registrant's computer equipment. Other operating expenses decreased 6.6% to $154,518 for the 1997 period from $165,408 for the 1996 period. This decrease reflects reduced bad debt expense and tax penalties which were partially offset by the purchase of internal use equipment and annual report expenses.

      Net interest expense was $51,103 for the 1997 period compared to $59,911 for the 1996 period. This reduction reflects the reduced interest associated with working capital loans from a director.

      The net loss for the 1997 period was $(335,502) or $(.14) per share compared to a net income of $189,196 or $.08 per share for the 1996 period. The loss for the period was due to the reduced revenue combined with the low gross margins associated with MobileServer sales and the resale of large systems integrated into an installation in the Southeast.



Liquidity and Capital Resources

      The Registrant's working capital improved to a deficit of $(9,501) from a deficit of $(78,293) at December 31, 1996 due to the private placement of 200,000 shares of common stock which increased the cash and stockholders' equity by $550,000. Cash increased to $88,856 at September 30, 1997 from $55,353 at December 31, 1996. Accounts receivable increased to $821,705 at September 30, 1997 from $602,672 at December 31, 1996. The
Registrant is experiencing an increase in accounts receivable level that normally averages 60 days sales outstanding. All outstanding balances have been investigated and the overall level should return to a level below 60 days outstanding.

      The Registrant's backlog was approximately $250,000 at September 30, 1997. On November 7, 1997 the backlog was approximately $410,000. The Registrant is using the infusion of cash in the second quarter to increase its operational infrastructure to enable it to execute anticipated increased sales volume and to perform maintenance, add enhancements, and upgrade the documentation on its current products. In addition, a significant investment is continuing to be made in the detailed design and development of the next generation of PoliceServer and FireServer, operating on a Microsoft NT server platform. It is management's belief that this next generation of the Registrant's products should position the Registrant to be technologically compliant with the future public safety marketplace requirements of having a graphical user interface and being computer platform independent. In addition, the Registrant announced on November 7, 1997 that it has reached general agreement to acquire the assets of Technology Assemblers, Inc. of Longwood, Florida (TAI). TAI produces jail management software products. This acquisition will be financed with cash on hand. It is anticipated that three key employees will become employees of the Registrant pursuant to three year employment agreements. It is management's belief that the incorporation of TAI's products into the Registrant's product suite further strengthens the Registrant's position in the public safety and criminal justice marketplace. However, there can be no assurance that this transaction will be completed. These investments should position the Registrant for ongoing revenue growth. The Registrant is continuing to consider projects to increase its cash position through business combinations, as well as capital raising alternatives. The Registrant continues to receive short term working capital commitments of up to $300,000 from Directors and

Officers to support operations, if needed. The Registrant believes its existing backlog and working capital combined with its current loan commitments and anticipated capital infusion from directors and shareholders and current sales activities will be sufficient to ensure the continued operations through the year.

      As of September 30, 1997, the Registrant had accumulated approximately $4,000,000 and $2,200,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.


Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, including statements regarding revenue expectations and product mix, grant awards, new product development, capital position, prospect for the TAI acquisition and ability to continue operations through the year, that may or may not materialize. These forward looking statements are subject to certain risks, including further delays in the grant and funding process which would impact future revenues, unanticipated development problems relating to new products, the inability to raise additional capital and the inability to complete and successfully integrate the TAI acquisition. Additional information of factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.





                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

      None

Item 3 - Defaults Upon Senior Securities

      Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

      None

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      a. Exhibits

           27    Financial Date Schedule

      b. Reports on form 8-K - none

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          Pamet Systems, Inc.
                                       -------------------------
                                             (Registrant)



             November 13, 1997            Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer