Form 10KSB
period 1997-12-31
PAMET SYSTEMS INC
filed 1998-03-31
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      __________________________________

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 1-10623


                             Pamet Systems, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Massachusetts                                         04-2985838
 ------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


     1000 Main Street
   Acton, Massachusetts                                       01720
----------------------------                             ----------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (978) 263-2060
                                                   -------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
   Title of each class                                   on which registered

           none                                                 none
   --------------------                                  ---------------------
     (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock $.01 par value
                       -------------------------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The issuer's revenues for its most recent fiscal year were  $2,077,896
                                                           ------------
The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on March 27, 1997 was $6,010,956 .
                                           ------------
The number of shares outstanding of the Registrant's common stock, as of March 27, 1998 was 2,535,250 shares.
                      -----------

DOCUMENTS INCORPORATED BY REFERENCE


    Portions of the definitive proxy statement for the Annual Meeting of Stockholders (if filed pursuant to Regulation 14A within 120 days of the close of the Company's fiscal year ended December 31, 1997) shall be deemed to be incorporated by reference in Part III.)

PART I

Item 1. Business

    This Form 10-K contains statements which are not historical facts. These forward-looking statements reflect management's current views, are based on many assumptions and factors and may involve risks and uncertainties. Certain factors and other information contained in this Form 10-K could cause such views, assumptions and factors and the Company's results of operations to be materially different.

    Pamet Systems, Inc. (the "Company" or "Pamet Systems") develops, markets and supports computer software and turnkey computer systems for organizations in the public safety and criminal justice sectors. The Company's products automate the acquisition, storage, processing, retrieval and communication of information for these organizations. The Company specializes in the integration of computer software and hardware with communications and other technologies to provide total solutions. The Company's customers include law enforcement agencies, fire fighting agencies, and corrections facilities.

    The Company's principal product for law enforcement is PoliceServer(R), a fully integrated information management system providing agencies with the full spectrum of information-related functionality needed for agency operations and management.
Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester Massachusetts Police and other agency types such as the Harvard University Police, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police, and the Boston Housing Authority Police. PoliceServer capabilities include computer-aided dispatch, criminal records management, department management, and personal productivity applications such as word processing. Designed to accommodate a wide diversity in agency type, PoliceServer is both easy to learn and to use. PoliceServer automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state Criminal Justice Information Systems, and the National Crime Information Center (NCIC). The Company also provides interfaces with systems for digital imaging, mobile and remote access and for scanning and identification of fingerprints.

    FireServer(R) provides comparable functionality for fire fighting agencies. A Computer Aided Dispatch (CAD) component is designed with a "look and feel" similar to that of the PoliceServer CAD in order to support integrated E911 dispatch centers. The fire records capability provides fire departments with data on structures, fire suppression plans, inspections data, and hazardous materials.

    JailServerTM provides corrections facility staff with the ability to capture, track and report a wide variety of data related to inmates. The Company acquired the assets of Technology Assemblers, Inc. (TAI), which had developed this product, subsequent to the end of the 1997 period. The acquisition was made to broaden the product offering of the Company. The addition of JailServer allows the company to expand its available market to include the County Sheriff agencies which have both a law enforcement role that could be served by PoliceServer and responsibility for the operation of the county jail which can be served by JailServer. The product is in use by a number of state and county level facilities, and interfaces, where appropriate, to other PoliceServer modules.

    The Company also offers several companion products, including ImageServerTM, an image capture, storage and printing system, and MobileServerTM, a mobile terminal allowing fully integrated communications with the department's internal system as well as other local, state and federal databases.

    The Company believes that the level and quality of its support service is vital to continuing customer satisfaction and the long-term success of the Company. The Company has established a strong history of responsiveness to customer requirements and a high level of support which have resulted in a loyal customer base. The Company provides product updates and enhancements and customer support services under an annual maintenance program. Annual fees are based on a percentage of the price paid for the licensed software products. Historical renewal rates for annual maintenance for the Company's products has been in excess of 99%.

    The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The Company also maintains a support center in Maitland, Florida, currently serving principally JailServer customers. The standard support service provides access during business hours Monday through Friday, with 24 hour, 7-day service optionally available.

    As of December 31, 1997, the Company had installed PoliceServer in 103 police departments, FireServer in 32 fire departments, JailServer in 12 institutions, ImageServer in 31 departments, and MobileServer in 14 departments. These installations are located in 10 states in the Eastern US.

    Over the past five years the Company has expanded its markets beyond Massachusetts, and is constantly adapting and enhancing its products to fit the needs of these additional markets. Expansion has been predominantly in the Southeastern and lower Midwestern states. Regional offices have been established in Charleston, SC and Maitland, FL to support sales activity in the Southeastern states.

    In the 12 month period ended December 31, 1997 (the 1997 period) a significant portion of sales to police departments was funded by federal grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) designed to provide automation grants to law enforcement agencies. This grant program is expected to continue at least through 1998, and possibly through 1999. In general, however, the long lead time and uncertainties of selling to the governmental sector continue and will continue to result in volatility in sales and cash flow. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

    The Company was incorporated in Massachusetts on November
24, 1987 by Dr. Joel B. Searcy, Chairman of the Board.

    PoliceServer and FireServer are registered trademarks of the Company. JailServer, ImageServer and MobileServer are trademarks of the Company.

Business of the Company

    Public safety agencies are paper-intensive organizations, which manage large amounts of information in their day-to-day activities. These agencies must collect, process, file and retrieve such information quickly, conveniently and cost effectively. Traditionally, police and fire departments have performed these tasks manually, resulting in significant resources and man-hours being spent processing and locating documents in large, sometimes haphazardly maintained, filing systems. Critical information can be inadvertently lost or misfiled, and information can only be accessed by one person at a time. In an attempt to more efficiently manage information and to improve personnel productivity and response time, many public safety agencies have computerized certain aspects of their business practices.

    Corrections facilities face a similar requirement to maintain information on the inmates under their custody. In addition to background information and information on current status and assignments, there is a need to maintain readily accessible data on inmate health and to account for and control inmate funds. Corrections officials must have ready access to data on all aspects of inmate life.

    Although its revenue for the 1997 period was less that the 1996 period due to factors that will be discussed later, the Company continues to believe that the market for the computer systems it provides continues to be positioned for growth due to a number of major factors. The first factor is the passage of the 1994 Crime Bill which will potentially allocate more than $33.0 billion of funding for police and prison agencies over the first five years of the grant program, of which over $1.0 billion will be for the automation of police agencies. Approximately $300M has been allocated for automation thus far. Although the majority of the funding from the 1994 Crime Bill is earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be re-deployed or "put back on the street". The Company has designed and implemented a series of seminars to provide departments with the information necessary to demonstrate the cost effectiveness of the Company's products. The second factor is E911 systems currently being established around the country that require 24 hour dispatch centers for police, fire and EMS departments. Many smaller communities have not been able to afford to staff a dispatch center 24 hours a day. This has lead to the establishment of regional dispatch centers serving a number of communities. This regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently five regional dispatch centers in Massachusetts and Georgia use the Company's product for this application. The third factor is the growing trend toward the use of mobile technologies. Given its existing product base, the Company believes that it is capable of meeting these needs with its current suite of products.

    Additional factors affecting the business include the following: the improving economy, which may provide greater availability of funding for public safety computerization; the requirement by potential customers for public safety applications to run only on the NT operating system; the emphasis municipalities are currently placing on crime prevention; the trend among public safety officials towards increasing effectiveness of operations through computers; the pressures to control personnel costs, which account for a major portion of municipal budgets; the need to achieve higher personnel productivity due to local budgetary constraints; and the availability of computer hardware that does not require special environmental systems and can, in fact, be used in a remote location such as a police cruiser.

    The corrections market also continues to grow in response to the need for prison space as well as continued pressure for economies in prison operations. There is also an active trend in the corrections sector to move from older, main frame systems to more cost-effective computing platforms.

Products

    General. In an effort to meet the demands of its market, which consists of approximately 15,000 police departments and 5,000 fire departments nationwide, the Company has not only developed proprietary software but also offers its customers complete turnkey computer systems. The Company provides the customer with hardware, software, training, support, installation and initial maintenance for its products for an all-inclusive price. The Company also sells hardware upgrades and supplies.

    The Company has developed and actively markets five software products: PoliceServer, a management information system for police departments; FireServer, a management information system for fire departments; ImageServer, an image capture, storage and printing system; MobileServer, a mobile terminal allowing fully integrated communications with the department's internal system as well as other local, state and federal databases and JailServer, an information management tool for corrections facilities with the capability to capture, track and report data on inmates. The Company owns the full and exclusive rights to the PoliceServer, FireServer, ImageServer and JailServer products and has a private label business relationship for the MobileServer product, which the Company licenses from the Cerulean Technologies.

    All the Company's products were developed using a 4 digit year designation. The 4 digit year allows for the calculation of dates beyond the date of January 1, 2000 to be correctly computed. The company has always considered its products to be "Year 2000 compliant" and is currently completing testing to assure Year 2000 compliance.

    The Company's PoliceServer and FireServer software are presently operational on Digital Equipment Corporation's Open VMS(R) operating system and the ALPHAServer hardware. Consequently, the Company's turnkey computer systems presently employ Digital servers and operating system software. The Company's turnkey computer systems also include networked personal computers, networking equipment, printers and bundled nonproprietary software for word processing and spreadsheets, all of which the Company purchases from other companies and sells to the Company's users. Due to the increasing demand for Graphical User Interface (GUI) PC-based systems the Company is currently redeveloping its application to be operable on an even larger selection of operating systems including Windows NT. The Company's management believes that this development is of primary importance to the Company. Many Requests for Proposals (RFP's) presently specify applications that run only on the NT operating system. The Company's current NT development activity has helped position the PoliceServer and FireServer products to comply with these RFP's in a phased implementation proposal. The ImageServer, MobileServer and JailServer products are currently PC-based products and the base hardware is readily available from multiple sources

    PoliceServer. PoliceServer is part of a comprehensive suite of law enforcement applications software, which performs the clerical and record keeping functions necessary for police department operation. PoliceServer includes a computer-aided dispatch and incident reporting function which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits. The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. In addition, the system provides access to the Federal Government's Computer Aided Management of Emergency Operations Hazardous Materials (CAMEO(R)) database. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, personnel, payroll, property, equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

    PoliceServer automatically cross references and updates all appropriate files in the data base. This feature eliminates the need for repetitive input, saves man-hours, and ensures the timely and consistent updating of police records. The Company estimates that after the first 6 to 20 months of operation, a PoliceServer system typically produces manpower savings whose dollar value equals the total system price. The system provides multiple levels of security controls, which the Company believes limit the likelihood of tampering with police records.

    An important feature of PoliceServer is ease of use.
Current customers find the system easy to learn and operate. PoliceServer is designed to be used by any member of the department to expedite the handling of departmental paperwork. PoliceServer eliminates much of the manual process, replacing it with a series of simple interactive entry screens. This single step both produces the needed paperwork on a laser printer and captures the data for storage and analysis.

    FireServer. FireServer relies on the design approach taken with the PoliceServer and performs a number of similar functions. Like PoliceServer, the FireServer system assists dispatchers in allocating and controlling resources and logging and reporting incidents, as well as providing access to the CAMEO Hazardous Materials database. In addition, FireServer permits a dispatcher to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data; identification of any permits, inspection violations or hazardous material at the site and identification of individuals with special needs known to reside at the incident address. FireServer's other functions create and maintain records with respect to hydrant location and history; permits, inspections, violations, street box and building alarm systems and personnel, payroll, property and equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

    JailServer.  JailServer is the latest product addition to
the suite of the Company's products. It is an integrated technology solution utilizing barcode and video imaging technologies to ensure effective information collection, processing, and output for law enforcement agencies at city, county and state levels. JailServer modules include tracking of inmate booking, arrest, housing, trusts accounting, medical, commissary, property, and visitation.

    ImageServer. ImageServer is an image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.), and document imaging. The ImageServer product operates on a networked Pentium class computer system. The product can be fully integrated with the PoliceServer, FireServer and MobileServer systems, and supports unlimited numbers of images connected to Master Name File entries. Photo lineup capability permits either video or printed lineups in either color or monochrome. Documents relating to individuals or incidents can also be stored and printed with the document scan option. Incident or accident related images can be connected to incident reports and can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve. In addition ImageServer can be integrated into other vendors' records and dispatch systems potentially broadening the market for this product.

    MobileServer. MobileServer mobile data terminals (MDT's) are a fully integrated companion product to the Company's other products. Based on the private branding agreement with Cerulean Technologies, the Company is able to offer a mobile date product that has many of the "Best in Class" mobile data capabilities. The enhanced product allows communications from car to dispatch, car to car, as well as access into the files in PoliceServer and many government information systems. In addition all messages are fully encrypted and many officer safety and alarm features are standard in the product. These systems increase officer efficiencies and minimize the need for the officer to return to the station. This system has also served to increase the police presence on the street, due to the fact that an officer, in the cruiser, has a link to the state CJIS information system and full access to all of the information in the entire PoliceServer system, that he is authorized to access.

    Product Pricing. Complete turnkey systems including software, hardware, training, one year's hardware maintenance (provided by the hardware vendor) and six months of software support and update service, including a warranty against defects in the software, have sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. Pricing of the FireServer and PoliceServer software packages is identical, with a discount offered on the base software license when the packages are installed together on the same computer hardware. The majority of FireServer systems in operation utilize the same computer as the PoliceServer in that municipality.

    In addition to revenues generated by sales of the PoliceServer, FireServer, JailServer, ImageServer, MobileServer and software support fees, the Company generates operating revenues from the sale of additions to its existing systems, miscellaneous supplies, accessories and training.

Marketing

    The Company's marketing strategy is designed to attract potential customers from the existing base of law enforcement, fire agencies, and corrections facilities. The Company utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the operational technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral environment. The 1994 Crime Bill also provided another marketing avenue as the Company conducted seminars to assist public safety agencies obtain grants as described below.

    The Company generally concentrates its marketing efforts on the police department using the integrated PoliceServer, ImageServer, and MobileServer systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products. The expanded use of E911 will add greater focus to the latter strategy. In county sheriff departments, JailServer is offered to round out a comprehensive information system.

    The Company customizes its software by state, so that each state's prescribed reporting forms can be printed in accordance with such state's requirements. In addition, the Company's software allows users to customize their reporting forms to their particular specifications.

    With the encouragement of the Company, active, independent user groups, consisting of the police departments using PoliceServer and fire departments using FireServer, have developed. Any department participating in the Company's annual support and update service may attend its group's monthly meetings. Currently there are three police groups, one in each region, and one fire group, which is in the Northeast. Since each department uses identical software, the users are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications, and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to recommend the Company's products to prospective customers. The Company relies on the groups to determine the direction and development of updates or enhancements to be made to the software.

    In addition, Digital provides sales and marketing support through its sales representatives, assisting in the generation of leads for prospective customers. The Company also attends public safety agency conventions and trade shows as part of its marketing efforts. The Company jointly sponsored COPS MORE seminars with Digital during the 1995 period that generated over $800,000 of revenue in the 1996 and 1997 periods. In late 1996 the Company sponsored seminars that focused on the COPS MORE 96 portion of the 1994 Crime Bill for over 100 public safety agencies. The seminars were designed to inform these public safety agencies of what was included in the 1994 Crime Bill and also how to apply for automation grants under the "Cops More 96" section of the bill. Over $600,000 of revenue during the 1997 period was attributed to grants from "Cops More 96". These seminars simplified the sometimes complex justifications that were required as part of the proposals and allowed many small to medium size agencies to submit proposals who otherwise might not have been able to do so. The Company has scheduled and plans to conduct a series of seminars to assist law enforcement agencies in applying for the next round of technology grants associated with the 1994 Crime Bill, due for announcement in late Spring of 1998.

    The Company's strategy is to continue to expand its current distribution approach by focusing in those states where the Company has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams.

    The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 1998, the Company has customers in Massachusetts, Connecticut, Rhode Island, Ohio, South Carolina, Florida, Georgia, Indiana, New Hampshire, Tennessee, and Missouri, and Pennsylvania.

    The Company markets its products in the New England area as well as in two additional regions of the country. The Company established offices in Charleston, South Carolina and Maitland, Florida to support sales activities in the Southeastern states. Marketing for the Midwest part of the country is now being coordinated through the Company's headquarters in Massachusetts.

Competition

    The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country who offer competing products on personal computers to agencies in the Company's target market. There are also some medium sized companies that have a national marketing presence.
The Company's management believes, that although it will not be the only supplier, it will be one of a small group of vendors providing an internally developed integrated suite of public safety products when the NT development is complete.

    The Company expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

    The principal competitive factors that exist in the public safety software business are price, ease of use and sophistication of the system. Management believes the competitive advantages of the Company's products include sophisticated capabilities and relative ease of use within a fully integrated software suite. Based on the January 1997 study performed by the Massachusetts Executive Office of Public Safety, management believes that it is currently the largest supplier of integrated police and fire systems in Massachusetts. Nevertheless, the Company believes that to stay competitive in its target market, it must continue to make its products available on a greater number of computer platforms.

Principal Suppliers

    Through an arrangement between the Company and Hall-Mark Computer Products, a Digital Equipment Corporation authorized Distributor, the Company purchases Digital servers at a discount for resale as part of the Company's turnkey computer systems. The Company re-sells the hardware at Digital's list price. The Digital systems and components that the Company purchases are available from many suppliers and distributors.

    The Company also purchases PC's, networking equipment and peripherals from a number of manufacturers and suppliers. The Company acquires it mobile date software from Cerulean Technologies. Cerulean Technologies sells the products to the Company at a discount and the Company resells them at the Cerulean list price.

Customers

    The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Company has installed seven systems in the lower Midwest Region, which is composed of the states of Ohio, Indiana, Illinois, Kentucky and Missouri and has installed twelve systems in the Southeast Region, which is composed of Georgia, South Carolina, Alabama, and Tennessee.

    In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Company's dependence on any one customer. During 1997 no one customer accounted for more than 10% of sales.


Licensing and Support

    The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

    Support and update service is priced at 14% of the cost of the software package per year after the initial six month warranty period. Payment of the annual support and update service fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Company's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

    The Company generally relies upon contract, trade secret and copyright laws to protect its products. The license agreement under which a customer uses the Company's products restricts the customer's use to its own operations and prohibits disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of the Company's products. The Company believes that such copying would have limited utility without access to the product's source code, which the Company keeps highly confidential. The Company's products are encoded to run only on designated types and sizes of computers. The Company incorporates certain technological defenses into its products. The Company believes that because of the rapid pace of technological change in the computer industry, copyright and patent protection is of less significance than factors such as the knowledge and experience of the Company's personnel and their ability to develop, enhance, market and acquire new products.

    The Company also requires all of its employees to execute agreements requiring them to maintain the confidentiality of the Company's proprietary information.

Research and Development

    The Company made significant research and development expenditures in 1997 in several areas totaling over $317,000. The majority of the expenditure was on the NT product development of PoliceServer 2. Other expenditures included the MobileServer product, overall product quality and customer satisfaction and new
product development.   Much of the additional expenditure is
attributable to research and development spending on the mobile product interface to the state information system and development of a public safety intranet search product. In all cases, the Company used outside resources to design and develop these projects with the least impact on the long-term financial commitments of the company. NT product development will continue throughout 1998 until all modules of the PoliceServer and FireServer have been ported to the NT platform, as the market currently demands.

Employees

    As of December 31, 1997, the Company had 20 employees, of whom 6 were engaged in computer programming, 5 were engaged in documentation, training and software support and 9 were engaged in sales, marketing and administration. The Company considers its employee relations to be satisfactory.

Item 2. Properties

    The Company's operations are located in Acton, Massachusetts, where the Company owns a 12,000 square foot office building. This facility contains office, training, conference, development and shipping space. The acquisition and renovation of the building had been financed from the Company's working capital. In April 1992 the Company mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility, the balance of which was $495,959 at December 31, 1997. The building was designed to be adequate to house the training, development and other headquarters needs for the foreseeable future.

Item 3. Legal Proceedings

    None

Item 4. Submission of Matters to a Vote of Security Holders

    Election of Board Members

Item 4A.    Executive Officers and Directors

    The present executive officers of the Company, who are elected by the Board of Directors on an annual basis at the meeting of the Board of Directors after each annual meeting of stockholders and serve at the discretion of the Board of Directors, are as follows:

Name                 Age  Position

David McKay           56  President and Chief Executive Officer
                          of the Company since June 1997. Mr.
                          McKay served as the Global Systems
                          Manager for Mobil Oil, an oil
                          production company from 1996 to 1997.
                          From 1994 to 1996 was the Vice
                          President of Information Systems at
                          Moore Corporation, a business supply
                          company.

Dr. Joel B. Searcy    62  Chairman of the Board of the Company
                          since its inception, was Treasurer
                          until May 1991, served as Clerk until
                          September 1990 and President and CEO
                          until June 1997.

Arthur V. Josephson,  55  Director of the Company since
  Jr. January 1988 and has served as Clerk since September 1990. In addition to his responsibilities to the Company, since 1985 Mr. Josephson has served as an accounting consultant to a number of clients in Massachusetts, as well as Treasurer of Assabet Valley Home Health Association, Inc., a visiting nurse agency, from 1977 through October 1994.

Richard C. Becker     51  Director and Treasurer of the Company
                          since May 1991, Vice President of
                          Finance and Administration since June
                          1997 and was Vice President - Chief
                          Operating Officer from July 1993 to
                          June 1997, Assistant Clerk since
                          February 1991 and was Vice President -
                          Finance and Administration from
                          January 1991 until July 1993.

    There are no family relationships among any of the executive officers or directors of the Company.

PART II

Item 5.  Market for the Company's Common Equity and Related
    Stockholder Matters.

         Shares of the Company's Common Stock are available for trading in the over-the-counter market. The Common Stock is quoted under the symbol PAMT.

The following table sets forth the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board.


FISCAL YEAR ENDED
DECEMBER 31                                  COMMON STOCK
                                             ------------
                                             High    Low
                                             ----    ----
1996
    First Quarter                            2.12    1.00
    Second Quarter                           6.50    1.75
    Third Quarter                            5.75    3.00
    Fourth Quarter                           4.00    2.50


1997
    First Quarter                            3.38    1.88
    Second Quarter                           5.38    1.62
    Third Quarter                            4.87    2.87
    Fourth Quarter                           5.50    3.12


         The Company had 58 holders of record of Common Stock on March 27, 1998. The Company has not paid any dividends to date.
For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and that cash dividends will not be paid to stockholders.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The company's suite of products is composed of four major components: PoliceServer, FireServer, MobileServer and Imageserver. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 12 month period ended December 31, 1997 (the 1997 period) decreased 15.8% from the 12 month period ending December 31, 1996 (the 1996 period). During the period, the revenues showed a significant shift to the MobileServer product, which represented 28.4% of sales in the 1997 period, up from 3.2% in the 1996 period. The MobileServer product enables officers to submit reports and access critical databases from their cruisers increasing officer productivity. As a result of this market shift to mobile products, the Company joined forces with Cerulean Technology, Inc. in November of 1997 to offer Cerulean's PacketCluster PatrolTM wireless client/server software under a three-year private branding agreement as its exclusive mobile information solution. This Mobileserver market shift and the subsequent Cerulean agreement caused the Company to experience substantial one time product development, implementation engineering and staff training costs which affected the results of operations during the 1997 period. In addition, a significant portion of the Company's 1997 MobileServer sales and current backlog are the result of the "Cops More 96" federal grant awards of the 1994 Crime Bill. The pricing on these MobileServer sales reflects previous commitments made to customers during the grant application process and prior to the Cerulean agreement and, combined with the high hardware component of the MobileServer product, have resulted in lower product margins.

The Company has continued to see increased revenues from software support and update service fees resulting from increases in the installed base and renewal rates approaching 100%. The service revenues represented 22.3% of the Company's total revenues in the 1997 period versus 15.7% in the 1996 period.

Market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95 or NT Desktop graphical user interface have grown substantially in 1997, particularly in the Southeast market. Consequently, the Company has begun rebuilding its products on the NT platform at considerable expense,
which has affected the 1997 results of operation.   During the 1997
period, the Company expended over $234,000 to design and begin the development of PoliceServer 2 and a network search product. The company also expended considerable funds during the 1997 period on product quality improvements, testing and demonstration platforms, and product documentation to address competitive requirements and improve customer satisfaction. In addition, the Company supported these efforts internally by re-deploying existing resources to address product quality, documentation and customer satisfaction issues.

The Company continues to believe there are significant market opportunities based on the federal Crime bill funding expected in 1998 and beyond, the establishment of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring towns, county, and state police organizations. The Registrant's products are designed and marketed with the option to be used in this type of regional application.

Results of Operations

Year Ended December 31, 1997 vs. Year Ended December 31, 1996.

During 1997, the Company's net sales decreased 15.8% to $2,077,896 from $2,468,073 in the 1996. The decrease in sales of turnkey systems and hardware upgrades of $1,101,970 or 70.0% to $470,432 for the 1997 period from $1,572,402 for the 1996 period had the most significant impact on the Company's total revenues. The number of system sales decreased from 27 in the 1996 period to 6 in the 1997 period. Hardware upgrades decreased to 5 in the 1997 period from 10 in the 1996 period. This decrease in the total revenue and total number of systems sold can be partially attributed to communities delaying purchases of systems while they await more vendors offering products on a Microsoft operating environment using Microsoft NT Server and a Windows 95 or NT Desktop graphical user interface, particularly in the Southeast market. In addition, the Company believes that some business was lost in 1997 as a result of the Company not offering a PC-based police or fire system further highlighting importance of the migration to NT. System revenues resulting from the "COPS MORE 96" portion of the 1994 Crime bill were approximately $270,500 or 57.5% of turnkey system and hardware upgrade sales, representing 4 new system sales and 2 system upgrades. "COPS MORE 96" grants will continue to impact revenue in 1998.

Sales of the MobileServer product increased 653.0% to $591,030 in the 1997 period from $78,490 in the 1996 period. Revenue from the ImageServer product decreased 11.8% to $217,501 for the 1997 period from $246,737 in the 1996 period. Support revenues increased $77,491 or 19.3% to $479,498 for the 1997 period from $402,007 for the 1996 period. This increase in the support revenues reflects the increasing customer base.

Cost of sales increased $107,610 or 11.5% to $1,043,293 for the 1997 period from $935,683 for the 1996 period. Cost of sales increased despite the decrease in revenue due to a less profitable product mix and new product startup costs. Gross margins decreased from 62.1% in the 1996 period to 49.8% in the 1997 period. Margins on system sales and hardware upgrades remained relatively flat. However systems sales and hardware upgrades represented only 22.6% of revenues in the 1997 period versus 63.7% in the 1996 period significantly reducing their contribution to gross margin.
The MobileServer product had the most significant unfavorable impact on gross margins as a result of a 653.0% increase in sales combined with the fact that 1997 margins were less than half of the margins earned on the Company's PoliceServer and FireServer systems. The MobileServer margins were unfavorably impacted by startup costs associated with the Cerulean private branding agreement including upgrading existing customers to the Cerulean system, first-in-state discounts, and prior pricing commitments to customers for mobile
systems funded by grants.   It is expected that margins on the
MobileServer product will improve significantly during the second half of 1998 as a result of the implementation of more efficient implementation processes and pricing analysis tools.

In contrast, software support and update service revenues delivered traditionally high margins which increased from 95.5% in the 1996 period to 96.0 in the 1997 period.

The Company's operating expenses increased $768,343 or 63.3% to $1,981,539 for the 1997 period from $1,213,196 for the 1996 period.
The Company's commitments in several areas including the MobileServer product, overall product quality and customer satisfaction, and other new product development contributed significantly to the increases in spending. Of the increases, $317,612 or 41.3% is attributable to research and development spending on the mobile product interface to the state information system, a network search product (LENS), and NT product development
of PoliceServer 2.   In all cases, the Company used outside
resources to design and develop these projects creating minimal impact on the long-term financial commitments of the company. NT product development will continue throughout 1998 until all modules of PoliceServer and FireServer have been ported to the NT platform, consistent with market demands. During 1997, a significant number of the requests for proposals (RFP's) received by Pamet Systems have required either a functioning NT system or a transition plan to the NT platform.

Personnel costs increased 34.2% or $252,676 to $990,897 for the 1997 period from $738,221 for the 1996 period. The most significant portion of the increased expense results from hiring David McKay as President and Chief Executive Officer while Dr. Joel Searcy, the Company's former President and Chief Executive officer, remains as Chairman of the Board. In addition, employee salary increases and incentive plans were implemented to bring employee compensation more in line with market rates. The other significant impact on personnel costs was a 19.5% increase in employee health insurance costs.

Rent, utilities and telephone increased 21.8% to $76,228 for the 1997 period from $62,574 for the 1996 period as a result of increased telephone usage. The most significant reason for this increase is telephone support for the Company's growing client base located outside of the Northeast.

Travel and entertainment expenses increased $47,247 or 80.8% to $105,706 for the 1997 period from $58,459 for the 1996 period due to the increased travel associated with the customer satisfaction, program management and training activities in the Southeast region. The complex nature of the installation at Cherokee County, GA from a program management and technological standpoint stretched the Company's resources and required numerous site visits. This incremental spending was not planned and was not billable to the customer. The Company has taken steps to insure that travel, project management, bid and performance bond interest costs and conversion and interface costs are included in all future pricing decisions.

Spending on professional fees increased $100,199 or 149% to $167,381 for the 1997 period from $67,182 for the 1996 period. Consulting fees contributed $34,834 of the increase. The most significant expenditures resulted from an outside marketing survey to determine the mobile product market demand and the cost of an outside firm hired to update existing product documentation. These expenditures supported the ongoing mobile data terminal and product quality projects. Legal fees increased 226.2% to $90,550 for the 1997 period from $27,758 for the 1996 period as a result of the services that were required to complete a private placement of 200,000 shares of Company stock, to negotiate employment agreements with the Company's officers, and to support the acquisition of Technology Assembles Inc. in February 1998.

Depreciation expense increased 18.9% to $72,472 for the 1997 period from $60,963 for the 1996 period reflecting the increased first year depreciation on the new computer equipment purchased as a result of the theft of nearly all the corporate computer equipment in June 1997.

Other operating expenses increased 11.3% or $25,446 to $251,243 for the 1997 period from $225,797 for the 1996 period. The most significant components of the increase were the replacement purchases of a substantial amount of non-capitalizable assets, the upgrade of the corporate Internet access line, and the increased costs of officers' life insurance. This increased spending was partially offset by a reduction in grant related marketing expenses.

Net interest expense decreased to $69,027 for the 1997 period compared to the net expense of $80,013 for the 1996 period. This decrease reflects the lower average balance on working capital loans obtained from Directors and Officers as well as the decreased
balance and interest rate on the Company's mortgage note.   During
1997, the Company completed a private placement of 200,000 shares of common stock at $2.75 per share reducing the need for Director and Officer debt financing.

As stated above, the Company experienced a theft of essentially all of its computer equipment in June 1997. The Company's commercial insurance policy provided for replacement cost of the stolen equipment. This theft generated other income of $61,649 for the Company because the majority of the equipment that was stolen was fully depreciated.

The loss for the 1997 period was $954,314 or $(.42) per share compared to a profit of $243,681 or $.10 per share for the 1996 period assuming fully diluted shares outstanding.

Liquidity and Capital Resources

The Company's working capital was a deficit of $430,122 at December 31, 1997 compared to a deficit of $78,293 at December 31, 1996. Cash decreased to $40,522 at December 31, 1997 from $55,353 at December 31, 1996. The deterioration in working capital reflects the investments in the business as well as the reduced gross margins generated from revenues for the year. Accounts receivable increased to $661,260 at December 31, 1997 from $600,672 at December 31, 1996, reflecting the increase in days sales outstanding.

The Company's backlog exclusive of support revenues was in excess of $600,000 at December 31, 1997. On March 27, 1998 the backlog was approximately $490,000. The trend that was exhibited in 1997 towards increased sales in the MobileServer product is anticipated to continue into 1998. MobileServer represents over $386,000 or 79% of the backlog at March 27, 1997. The remaining awards from the "Cops More 96" grant submissions combined with sales of the Company's suite of products should help sustain sales growth in 1998. In addition, the Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations. Subsequent to year-end, the Company completed a stock sale to a Director of 125,000 shares of stock at $4.25 per share raising $531,250. Included with this sale of stock, the Director received 31,250 warrants exercisable at
4.25 per share. The Company has also secured an additional line of credit for $300,000 from a Director, increasing the total available lines of credit to $600,000 from Directors. The Company believes its existing backlog, the loan commitments, additional securities offerings and its current market position will be sufficient to ensure the continued operations through the end of the year.

As of December 31, 1997, the Registrant had accumulated approximately $4,700,000 and $2,800,000 in net operating loss carryforwards for federal and state income tax purposes respectively. The loss carryforwards expire in the year 2011. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Seasonality

The majority of the Company's installed base has a fiscal year that commences on July 1 and, therefore, the Company bills its customers for their annual software support and update service on July 1 of each year. Consequently, cash flow representing software support revenues has tended to be higher in the second half of the Registrant's fiscal year, although software support revenues are recognized ratably throughout the fiscal year.

Revenue Recognition

Revenues from software license fees are recognized when a contract has been executed, the product has been delivered, all significant contractual obligations have been satisfied and collection of the related receivable is probable. Maintenance revenues, including those bundled with the initial license fee, are deferred and recognized ratably over the service period. Consulting and training service revenues are recognized as the services are performed.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition," (the "SOP"). This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997.
This Company will adopt this SOP in its fiscal year 1998. The application of this SOP is not expected to have a material effect on the Company's results of operations as reported herein as the revenue recognition rules utilized by the Company are substantially consistent with the provisions of the SOP. Accordingly, adoption of this SOP will not have a material effect on future results of operations.

Recently Issued Accounting Standards

In July 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income." This statement is effective for fiscal years beginning after December 15, 1997. The Company will implement this statement as required in fiscal year 1998. The future adoption of SFAS 130 is not expected to have a material effect on the Company's financial position or results of operations.

Inflation

Inflation has not had a significant impact on the Registrant's operations to date.

          Item 7.  Financial Statements and Supplementary Data.



                                    PAMET SYSTEMS, INC.

                               INDEX TO FINANCIAL STATEMENTS

                                                          Page


               Report of Independent Auditors   _________   F-2

               Financial Statements:

                 Balance Sheet - December 31, 1997   ____   F-3


                 Statements of Operations -
                   Years Ended December 31, 1997 and 1996   F-4

                 Statements of Stockholders' Equity -
                   Years Ended December 31, 1997 and 1996   F-5

                 Statements of Cash Flows -
                   Years Ended December 31, 1997 and 1996   F-6


               Notes to Financial Statements   __________   F-8


             All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              REPORT OF INDEPENDENT AUDITORS


           Board of Directors and Stockholders
           Pamet Systems, Inc.


           We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


           Carlin, Charron & Rosen LLP

           March 27, 1998

          BALANCE SHEET

          PAMET SYSTEMS, INC.

          ASSETS                                     December 31, 1997
                                                     -----------------
          CURRENT ASSETS
            Cash                                               $40,522
            Accounts receivable, net of allowance for
              doubtful accounts of $60,000                     661,260
            Inventory, net of reserve of $15,000                89,811
            Prepaid expenses and other current assets           39,594
                                                                ------
                                   TOTAL CURRENT ASSETS        831,187

          PROPERTY AND EQUIPMENT, NET                          945,970
          RESTRICTED CASH                                       27,860
                                                                ------
                                           TOTAL ASSETS     $1,805,017
                                                            ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
            Accounts payable                                  $627,227
            Accrued expenses                                   144,178
            Notes payable-related party                        192,439
            Deferred software maintenance revenue              279,823
            Current portion of long-term debt                   17,642
                                                                ------
                              TOTAL CURRENT LIABILITIES      1,261,309

          LONG TERM DEBT, less current portion                 478,317
          UNEARNED SUPPORT REVENUE                              28,962

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
            Preferred stock, $.01 par value, 1,000,000
              shares authorized, none issued
            Common stock, $.01 par value, 7,500,000 shares
              Authorized, 2,410,250 issued and outstanding      24,103
            Additional paid-in capital                       4,776,821
            Accumulated deficit                             (4,764,495)
                                                           -----------
                      TOTAL STOCKHOLDERS' EQUITY                36,429
                                                                ------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,805,017
                                                            ==========


          See accompanying notes to financial statements.

          STATEMENTS OF OPERATIONS

          PAMET SYSTEMS, INC.

                                                     Year Ended December 31,
                                                         1997       1996
                                                         ----       ----
          Net hardware and software sales            $1,598,398  $2,066,066
          Support revenues                              479,498     402,007
                                                      ---------   ---------
                           TOTAL REVENUES             2,077,896   2,468,073

          Cost of sales                               1,043,293     935,683
                                                      ---------   ---------
                           GROSS PROFITS              1,034,603   1,532,390

          Operating expenses
           Personnel costs                              990,897     738,221
           Rent, utilities and telephone                 76,228      62,574
           Travel and entertainment                     105,706      58,459
           Professional fees                            167,381      67,182
           Depreciation                                  72,472      60,963
           Research and development                     317,612          --
           Other operating expenses                     251,243     225,797
                                                        -------     -------
                           TOTAL OPERATING EXPENSES   1,981,539   1,213,196
                                                      ---------   ---------

          Income (loss) from operations                (946,936)    319,194
          Interest income                                 1,265       1,243
          Interest expense                              (70,292)    (81,256)
          Gain on sale of property and equipment             --       4,500
          Gain on insurance settlement                   61,649          --
                                                      ---------   ---------

                           NET INCOME (LOSS)          $(954,314)   $243,681

                                                      =========    ========

          Earnings (loss) per common share               $(.42)        $.11
                                                           ====         ===

          Earnings (loss) per common share-                  --        $.10
          assuming dilution                           =========   =========

                      See accompanying notes to financial statements.

        STATEMENTS OF STOCKHOLDERS' EQUITY

        PAMET SYSTEMS, INC.




                                          Additional                    Total
                           Common Stock      Paid-In Accumulated Stockholders'
                           Shares Amount     Capital     Deficit       Equity
                           ------ ------    -------      -------       ------
      BALANCE AT
      JANUARY 1, 1996   2,018,250 $20,183 $4,072,629  $(4,053,862)    $38,950


      NET INCOME                                          243,681     243,681


      CONVERSION OF
      STOCK OPTIONS        84,000     840     34,976                   35,816
                        ---------  ------    -------     -------     --------

      BALANCE AT
      DECEMBER 31, 1996 2,102,250  21,023  4,107,605   (3,810,181)    318,447



      NET LOSS                                           (954,314)   (954,314)

      CONVERSION OF
      STOCK OPTIONS       108,000   1,080    121,216                  122,296

      PRIVATE PLACE-
      MENT OF STOCK       200,000   2,000    548,000                  550,000
                        ---------  ------    -------     -------     --------

      BALANCE AT
      DECEMBER 31, 1997 2,410,250 $24,103 $4,776,821  $(4,764,495)    $36,429
                        ========= ======= ==========  ============   ========

                      See accompanying notes to financial statements.

          STATEMENTS OF CASH FLOWS

          PAMET SYSTEMS, INC.

                                                    Year Ended December 31,
                                                     1997            1996
          OPERATING ACTIVITIES
           Net income (loss)                      $(954,314)      $243,681
           Adjustments to reconcile net income
             (loss) to net cash used for
             operating activities:
             Depreciation and amortization           72,473         60,963
             Gain on sale of property and
                equipment                                --         (4,500)
             Gain on Insurance settlement           (61,649)            --

           Changes in operating assets and
               liabilities:
             Accounts receivable                    (58,588)      (356,511)

             Inventory                              (21,121)       (58,994)
             Prepaid expenses and other current
                assets                              (19,342)        26,392
             Other assets                                --          1,025
             Restricted cash                           (714)          (696)
             Accounts payable                       312,498         69,213
             Accrued expenses                        37,044        (33,550)
           Deferred software maintenance and
              unearned support revenue               22,744         16,724
                                                     ------         ------
                  Net cash used for operating
                     activities                    (670,969)       (36,253)

          INVESTING ACTIVITIES

          Expenditures for property
             and equipment                         (129,835)       (56,809)
          Proceeds from sale of property and
             equipment                                   --          4,500
          Proceeds from insurance settlement        108,708             --
                                                    _______          ______

                Net cash used for investing
                   activities                       (21,127)       (52,309)

                                                                  (Continued)

          STATEMENTS OF CASH FLOWS - CONTINUED

          PAMENT SYSTEMS, INC.                        Year Ended December 31,
                                                       1997            1996

          FINANCING ACTIVITIES

           Proceeds from notes payable-
             related party                          375,000         243,000
           Payment of notes payable-related party  (355,660)       (151,000)
           Payments of long-term debt               (14,371)        (12,165)
           Issuance of capital stock                672,296          35,816
                                                    -------         -------
             Net cash provided by
               financing activities                 677,265         115,651

                 NET INCREASE (DECREASE) IN CASH    (14,831)         27,089

            Cash at beginning of period              55,353          28,264
                                                     ------          ------

                 CASH AT END OF PERIOD              $40,522         $55,353
                                                    =======         =======


           SUPPLEMENTAL DISCLOSURES OF CASH
             FLOWS INFORMATION:
               Cash paid for interest               $74,000         $78,000
                                                    =======         =======

                       See accompanying notes to financial statements

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

          The Company's committed backlog at March 27, 1998 was in excess of $480,000 (unaudited). Management believes that this level of backlog and its anticipated sales are adequate to sustain operations through the end of fiscal year 1998.


          However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and product development needs and the successful development of a Microsoft Windows NT computing platform for the Company's current applications that can be effectively marketed to expand the Company's operations. Some directors and officers of the Company, under certain circumstances, have agreed to provide short term financing on a temporary basis as needed. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also trying to enhance its financial position by obtaining permanent additional financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development efforts will be successful.

          NOTE B--SIGNIFICANT ACCOUNTING POLICIES

          Restricted Cash: In connection with its mortgage agreement, the Company is required to maintain an interest reserve account with the mortgagee. Withdrawals from the account are restricted to the payment of mortgage principal or interest.

          Property and Equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives.

          Inventory: Inventory, which consists primarily of computer-related supplies, is stated at the lower of cost (first-in, first-out) or market value.

          PAMET SYSTEMS, INC.

          NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Earnings (loss) per Common Share: In 1997, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive. In 1996, earnings per common share are also computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations include dilutive common equivalent shares from stock options, using the treasury stock method.

          Stock-Based Compensation: The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose the pro forma amounts of net income and earnings per share as if the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" had been applied. See the Stockholders' Equity footnote for these disclosures.

          Research and Development: Research and development costs are charged to expense as incurred.

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

          Income Taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 1997, which is fully reserved, is net operating loss carryforwards.

          PAMET SYSTEMS, INC.

          NOTE C--RELATED-PARTY TRANSACTIONS

          Director Compensation: The Company paid approximately $15,000 in 1997 and $14,000 in 1996 to a stockholder and director for financial accounting consulting services.

          Notes Payable - Related party consist of the following:

                                                                       1997

          Notes payable to a director for unsecured advances.      $192,439
                                                                    =======

          NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

          Property and equipment at December 31 is as follows:

                               Balance at
                                Beginning                        Balance at
                                       of  Additions                 End of
          Classification           Period    at Cost Retirements     Period


          Year Ended December
             31, 1997:
           Land                  $231,283                          $231,283
           Building               758,728                           758,728
           Furniture and Fixtures 122,850                           122,850
           Computer Equipment     317,287   $129,835  $(76,610)     370,512
           Automobiles             24,894                            24,894
                                ---------   --------   --------  ----------
                       TOTALS  $1,455,042   $129,835  $(76,610)  $1,508,267
                                =========   ========   ========  ==========

          Year Ended December
             31, 1996:
           Land                  $231,283                          $231,283
           Building               758,728                           758,728
           Furniture and
              Fixtures            118,049     $4,801                122,850
           Computer Equipment     293,960     27,114   $(3,787)     317,287
           Automobiles             22,900     24,894   (22,900)      24,894
                                ---------   --------   --------  ----------
                      TOTALS   $1,424,920    $56,809  $(26,687)  $1,455,042
                                =========   ========   ========  ==========

          PAMET SYSTEMS, INC.

          NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION
          (Continued)

          Accumulated depreciation at December 31 is as follows:

                               Balance at
                                Beginning  Additions             Balance at
                                       of    Charged                 End of
          Classification           Period To Expense Retirements     Period
          Year Ended December
             31, 1997:
           Building              $135,972    $24,117               $160,089
           Furniture and
             Fixtures             108,567      8,102                116,669
           Computer Equipment     287,340     32,698  $(46,776)     273,262
           Automobiles              4,721      7,556                 12,277
                                 ________     ______   ________    ________
                       TOTALS    $536,600     72,473  $(46,776)    $562,297
                                 ========     ======  =========    ========

          Year Ended December
             31, 1996:
           Building              $111,849    $24,123               $135,972
           Furniture and
             Fixtures              98,689      9,878                108,567
           Computer Equipment     268,886     22,241   $(3,787)     287,340
           Automobiles             22,900      4,721   (22,900)       4,721
                                 ________    _______   ________    ________
                       TOTALS    $502,324    $60,963  $(26,687)    $536,600
                                 ========    =======  =========    ========

          PAMET SYSTEMS, INC.

          NOTE E--ACCRUED EXPENSES

          Accrued expenses include the following:
                                                        December 31,
                                                                1997
                                                                ----
          Accrued payroll and vacation                      $102,245
          Accrued and withheld payroll taxes                  19,895
          Other                                               22,038
                                                              ------
                                                            $144,178
                                                            ========

          NOTE F--LONG TERM DEBT

          Long term debt represents a note secured by a mortgage on the Company's facility. On October 21, 1997, the note was extended for a one year term with monthly payments determined according to a twenty-year amortization period. $5,423, including interest at 10.00%, is payable monthly. In addition, the note is subject to several conditions, including:

                   - Four officers, directors and/or stockholders of the Company are limited guarantors of the note to the extent of $50,000 each. In connection with these guarantees these four officers, directors and/or stockholders received $1,500 in 1997 and 1996.

                   - Payment of dividends is restricted, requiring approval of the mortgagee.

                   - Salary increases for officers above base levels are restricted, requiring approval of the mortgagee.

          Subsequent to December 31, 1997, the bank issued a commitment letter that indicates this mortgage note will be renewed for one year, until October 1999. Payment terms and interest rates, although not finalized, are expected to remain consistent with current terms and rates. Maturities reflect these terms and rates.

          Annual principal maturities of long-term debt are as follows:

                  Year ending  December 31, 1998      $17,642
                               December 31, 1999      478,317
                                                      -------
                                             TOTAL   $495,959
                                                     ========

          PAMET SYSTEMS, INC.

          NOTE G--STOCKHOLDERS' EQUITY

          Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net income and earnings
          (loss) per common share approximating the following amounts:

                                     1997                       1996
                                     ----                       ----
                            As Reported  Pro Forma     As Reported  Pro Forma

          Net Income (loss)  $(954,314) $(1,364,185)     $243,681    $186,967
                             ========== ============     ========    ========

          Earnings (loss)
          per common share       $(.40)       $(.60)         $.10        $.08
                                  =====       ======         ====        ====


          The fair value for each option granted during 1997 and 1996, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                              1997            1996
                                              ----            ----
          Expected Life                  5-8 years *     5-8 years *
          Risk-free interest rate      5.80%-6.68% *   6.23%-6.74% *
          Expected Volatility                 128%            136%

          *Amounts vary due to graded vesting for options granted to employees and differences between options granted to employees and granted to directors.

          The Company recognizes forfeitures as they occur.

          The application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995, if any.

          PAMET SYSTEMS, INC.

          NOTE G--STOCKHOLDERS' EQUITY (Continued)

          Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 109,000 had been exercised at December 31, 1997, are exercisable within a ten-year period from the date of the grant, generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees and consultants. The options are not transferrable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

          Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 1997 is as follows:

                                                         Weighted Average
                                                  -----------------------------
                                         Exercise                       Remain-
                               Number       Price Exercise Fair Value       ing
                           Of Options   Per Share    Price   at grant      Life
                           ----------  ---------- -------- ---------- ----------
          Outstanding
          January 1, 1996     320,500  $.02-$5.50    $.55             5.71 years
          Granted to
             Directors          8,000       $1.12   $1.12     $1.00
          Granted to
             Employees         54,500       $3.50   $3.50     $3.27

          Exercised           (34,000) $.02-$1.44    $.06
                           ----------  ---------- -------- ---------- ----------
          Outstanding
          December 31,
             1996             349,000  $.02-$5.50   $1.07             5.08 years
          Granted to
             Directors              0           0
          Granted to
             Employees              0           0
          Exercised           (58,000) $.02-$3.50    $.38
                           ----------  ---------- -------- ---------- ----------

          Outstanding
          December 31,
            1997              291,000 $.02-$5.50    $1.21             3.49 years
                            ========= ==========    =====  ========== ==========

          Exercisable at
          December 31, 1997   191,000 $.02-$5.50     $.83
                            ========= ==========    =====

          Exercisable at
          December 31, 1996   214,800 $.02-$5.50     $.60
                            ========= ==========    =====

          Available for
          Grant At December
          31, 1997 and 1996       -0-
                                 ====

          PAMET SYSTEMS, INC.

          NOTE G--STOCKHOLDERS' EQUITY (Continued)

          In addition, the Company also issued stock options outside of any formalized plan that are exercisable within a ten-year period from the date of grant and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees and consultants. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of grant.

          Stock option activity for stock options issued outside a formalized plan for the two year period ended December 31, 1997 follows:

                                                         Weighted Average
                                                  -----------------------------
                                         Exercise                       Remain-
                               Number       Price Exercise Fair Value       ing
                           Of Options   Per Share    Price   at grant      Life
                           ---------- ----------- -------- ---------- ----------
          Outstanding
            January 1,
            1996              120,000   $.68-$.80     $.73            9.60 years

          Exercised           (50,000)       $.68     $.68

          Cancelled            (5,000)       $.68     $.68
                           ----------  ---------- -------- ---------- ----------
          Outstanding
          December 31,
            1996               65,000   $.68-$.80     $.77            8.20 years

          Granted to
             Directors and
             officers in
             consideration
             of providing
             short-term
             financing        120,000       $2.00    $2.00     $1.51

          Granted to
             Directors          8,000       $2.75    $2.75     $2.39


          Granted to
             Employees        230,000 $2.75-$4.25    $3.07     $3.02

          Exercised          (50,000)       $2.00    $2.00
                           ---------- ----------- -------- ---------- ----------
          Outstanding
             December 31,
             1997            373,000   $.68-$4.25    $2.10            5.94 years
                           =========  =========== ======== ========== ==========

          Exercisable at
             December 31,
             1997            193,000   $.68-$2.75    $1.81
                           =========  =========== ========

          Exercisable at
             December 31,
             1996            65,000    $.68-$.80      $.77
                           =========  =========== ========

          On January 1, 1998 options representing 8,000 shares were granted to directors at an exercise price of $4.25 per share.

          PAMET SYSTEMS, INC.

          NOTE H--EARNINGS PER SHARE DISCLOSURE

          Earnings per share disclosures for the two year period ended December 31, 1997 are as follows:

                                         For the Year Ended December 31, 1997
                                         ------------------------------------
                                                       Weighted-
                                                       Average     Per Share
                                            Income     Shares      Amount
          Basic loss per common share
            Income available to common
            stockholders                  $(954,314)   2,265,321     ($.42)
                                          ==========   =========      ====

                                         For the Year Ended December 31, 1996
                                         ------------------------------------
                                                       Weighted-
                                                       Average     Per Share
                                            Income     Shares      Amount
          Basic earnings per common share
            Income available to common
            stockholders                    243,681    2,120,259      $.11
                                                                      ====


          Dilutive stock options               --        293,134
                                            -------    ---------

          Diluted earnings per common
          share
            Income available to common
            shareholders plus assumed
            conversions                     243,681    2,413,393      $.10
                                          =========    =========      ====

          Options to purchase 64,500 shares of stock at values ranging from $3.50-$5.50 per share were outstanding during 1996 but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares.

          NOTES TO FINANCIAL STATEMENTS_CONTINUED

          PAMET SYSTEMS, INC.

          NOTE I--INCOME TAXES

          In 1997, there is no current provision for federal or state income taxes due to the Company's net operating loss. During 1997,the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $227,000. The cumulative amount of these assets, which is $937,000 at December 31, 1997 is fully reserved due to the Company's history of operating losses. Thus, management has concluded that realization of the benefit is not likely. During 1996 there was no current provision for federal or state income taxes due to the Company's utilization of pat operating loss carryforwards to completely offset taxable income.

          The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates to income tax expense for 1996 is as follows:

          Tax at U.S. Statutory Rates    $82,852              34%

          State income taxes, net of
          Federal tax effect                  --              --


          Other                         $(15,403)           (34)%

          Effect of net operating
          Loss carryforwards            $(67,449)           (34)%
                                         ________           _____

          TOTALS                        $     --             -- %
                                        ========            =====

          The Company has available for federal and state income tax purposes net operating loss carryforwards of approximately $4,700,000 and $2,800,000, respectively, which may be used to offset future taxable income. These net operating loss carryforwards, if unused, expire in 2011.

          NOTE J--SIGNIFICANT CUSTOMERS

          There were no sales to individual customers that were greater than 10% of total revenues for the years ended December 31, 1997 and 1996.

          NOTE K--ECONOMIC DEPENDENCY

          The Company obtained approximately 33% of its merchandise from two sources in 1997. Management believes that if these suppliers ceased providing merchandise, the Company could find alternative suppliers without serious interruption of business.

          NOTES TO FINANCIAL STATEMENTS_CONTINUED

          PAMET SYSTEMS, INC

          NOTE L--PROFIT SHARING PLAN

          During 1997, the Company established a qualified contributory profit sharing plan [401(k) Plan]. The Plan covers substantially all eligible employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The Plan also provides for contributions by the

          Company in any amount approved by the Board of Directors. During 1997, the Board elected to make contributions equal to 15% of employee contributions. The employees' and employer's contributions may not exceed maximum amounts established by the Internal Revenue Code. Total Company contributions to the plan were $4,914 during 1997.

          NOTE M--GAIN ON INSURANCE SETTLEMENT

          During 1997, the Company was burglarized. The Gain on Insurance Settlement represents the net gain on the settlement with the insurance company for equipment and inventories lost in the burglary.

          NOTE N--EMPLOYMENT CONTRACT

          The Company has entered into employment contracts with three of its officers through 1999 that provide for minimum annual salaries, adjusted for cost-of-living changes, and incentives based on the Company's attainment of specified levels of sales and earnings. At December 31, 1997, the total salary commitment, excluding incentives, was $385,500.

          NOTE O--RESEARCH AND DEVELOPMENT

          Research and development costs in the current year represent costs associated with developing a Microsoft Windows NT computing platform for the Company's current computer applications as well as developing a mobile product interface to the state information system.

          NOTE P--SUBSEQUENT EVENT

          On March 2, 1998, the Company had a private placement in which an investor purchased 125,000 shares of the Company's common stock at a price of $4.25 per share.

          February 4, 1998, the Company acquired Technology Assemblers, Inc.
          (TAI). TAI is a Florida based software company whose customers are correctional institutions. The acquisition will be accounted for as a purchase and includes one year employment contracts and 30,000 stock options granted to three key TAI employees.

          PAMET SYSTEMS, INC.

          NOTE Q--QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized quarterly financial data for 1997 and 1996 is as follows:

                                           Quarter Ended
                                           -------------

                          March 31,     June 30,  September 30,  December 31,
                               1997         1997           1997          1997
                          ---------     --------  -------------  ------------
          Revenues         $607,506     $432,105       $506,455      $531,830
          Gross Profits     349,290      182,168        281,822       221,323
          Operating Income
            (loss)           30,270     (213,630)      (158,448)     (605,128)
          Net Income
            (loss)           12,228     (191,174)      (156,556)     (618,812)
          Income (loss)
            per share          $.01        $(.08)         $(.07)        $(.28)

                                           Quarter Ended
                                           -------------

                          March 31,     June 30,  September 30,  December 31,
                               1996         1996           1996          1996
                          ---------     --------  -------------  ------------
          Revenues        $ 238,204    $ 759,321       $788,402      $682,146
          Gross Profits     164,413      496,540        468,604       402,833
          Operating Income
            (loss)          (86,133)     215,006        120,233        70,088
          Net Income
            (loss)         (101,280)     193,073         97,403        54,485
          Income (loss)
            per share     $    (.05)   $     .08      $     .04       $   .03



 Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

    During the Registrant's fiscal years ended December 31, 1997 and 1996 there were no disagreements with it's auditing firm, Carlin, Charron & Rosen, LLP on any matters.


PART III


Item 9.     Directors and Executive  Officers of the Registrant.


Item 10.    Executive Compensation.


Item 11.    Security Ownership of Certain Beneficial Owners and Management.


Item 12.    Certain Relationships and Related Transactions.

    If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended
December 31, 1997, the information called for by Items 9, 10, 11, and 12 (except to the extent set forth in Item 4A above) shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.


 Item 13.   Exhibits. Financial Statement Schedules, and Reports on
        Form 8-K

(a) Exhibits

    3.1 Restated and Amended Articles of Organization (filed by reference to Exhibit 3.1 to the Registrant's Annual
        Report on Form 10-K for the fiscal year ended December
        31, 1990)
    3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989)
    4.2 Specimen Common Stock Certificate (filed by reference to
        Exhibit 4.2 to Registration Statement No. 33-36989)
   10.1 Form of Employment agreement between the Registrant and
        Dr. Joel B. Searcy (filed by reference to Exhibit 10.1
        to Registration Statement No. 33-36989)
   10.3 Stock Option Plan (filed by reference to Exhibit 10.3 to
        Registration Statement No. 33-36989)
   10.5 Form of License Agreement (filed by reference to Exhibit
        10.5 to Registration Statement No. 33-42819)
   10.8 Commercial real estate promissory note to Lexington
        Savings Bank dated April 21, 1992 (filed by reference to
        Exhibit 28.1 to the Registrant's Quarterly Report of
        Form 10-Q for the Quarter Ended June 30, 1992)
   10.9 Mortgage security agreement, and assignment granted to
        Lexington Savings Bank, dated April 21, 1992 (filed by
        reference to Exhibit 28.2 to the Registrant's Quarterly
        Report of Form 10-Q for the Quarter Ended June 30, 1992)
  10.10 Mortgage guaranty by six Pamet Systems, Inc. Directors and Officers, dated April 21, 1992 (filed by reference
        to Exhibit 28.3 to the Registrant's Quarterly Report of
        Form 10-Q for the Quarter Ended June 30, 1992)
  10.11 Mortgage security extension (one year) Agreement granted to Lexington Savings Bank, dated 21 June 1996 (Filed by
        reference to Exhibit 10.12 to the Registrant's Quarterly
        Report of Form 10-Q for the Quarter Ended June 30, 1996.
  10.12 Mortgage guaranty for five Pamet Systems, Inc. Directors and Officers, Dated June 21, 1996 (Filed by reference to
        Exhibit 10.12 to the Registrant's Quarterly Report of
        Form 10-Q for the Quarter Ended June 30, 1996.
  10.13 Form of Employment agreement between the Registrant and
        Dr. Joel B. Searcy
  10.14 Form of Employment agreement between the Registrant and
        David T. McKay
  10.15 Form of Employment agreement between the Registrant and
        Richard C. Becker
     11 None
     12 None
     13 None
     16 None
     18 None
     19 None
     22 None
     23 Consent of Carlin, Charron & Rosen LLP
     24 None
     25 None
     29 None
----------------------

(b)  Reports on Form 8-K - none


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PAMET SYSTEMS, INC.
                                   (Registrant)

                                By JOEL B. SEARCY
                                     Dr. Joel B. Searcy
                                     Chairman


                                Date March 30, 1998

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name              Capacity                         Date

JOEL B. SEARCY           ________________________
Dr. Joel B. Searcy       Chairman of the Board            March 30, 1998


DAVID T. MCKAY           ________________________
David T. McKay           President and Chief Executive   March 30, 1998
                         Officer

RICHARD C. BECKER        ________________________
Richard C. Becker        Vice President, Finance         March 30, 1998
                         And Administration,
                         Treasurer, Director
                         (Principal Financial and
                         Accounting Officer)

LAURENCE B. BERGER       ________________________
Laurence B. Berger       Director                        March 30, 1998


ARTHUR V. JOSEPHSON, JR. ________________________
Arthur V. Josephson, Jr. Director                        March 30, 1998

BRUCE J. ROGOW           ________________________
Bruce J. Rogow           Director                        March 30, 1998


STANLEY J. ROBBOY, M.D.  ________________________
Stanley J. Robboy, M.D.  Director                        March 30, 1998


LEE SPELKE               ________________________
Lee Spelke               Director                        March 30, 1998


INDEX OF EXHIBITS


    Exhibit                                                  Page


     10.13  Form of Employment agreement between
            the registrant and Dr. Joel B. Searcy

     10.14  Form of Employment agreement between
            the registrant and David T. McKay

     10.15  Form of Employment agreement between
            the registrant and Richard C. Becker

        23  Consent of Carlin, Charron & Rosen LLP

            Financial Data Sheet


Exhibit 10.13

                             Employment Agreement

This Employment Agreement is made as of this 30th day of May, 1997 (this "Agreement") by and between Joel B. Searcy (the
"Employee") and Pamet Systems, Inc., a Massachusetts corporation (the
"Company").

In consideration of the terms and mutual covenants herein contained, the Employee and the Company hereby agree as follows:

1.  Position, Responsibilities and Term of Employment.

    1.01 Position. The Employee will serve as the Chairman of the Board of Directors of the Company and have the responsibilities and duties customarily associated with such position as the Board of Directors of the Company (the "Board") may, from time to time, designate or as may otherwise be appropriate and/or necessary in connection with his employment.

    1.02 Full Efforts. The Employee will devote his full professional and business time and best efforts to the performance of his duties to the Company. Except with the prior written consent of the Board, the Employee will not undertake or engage in any other employment, occupation or business enterprise. Further, the Employee agrees not to acquire, assume or participate in any position, investment or interest adverse or antagonistic to the Company, its business or prospects, financial or otherwise, or take any direct or indirect action intended to achieve any of the foregoing. This
Agreement shall not be construed as preventing or otherwise restricting the Employee from serving on the boards of directors of charitable organizations or engaging in charitable activities and community affairs, or serving on the board of directors of a for-profit organization that is not in competition with the Company provided that such service does not substantially interfere with his duties hereunder.

    1.03 Board Membership. The Employee will serve as a member of the Board during his employment by the Company, subject to the provisions of the Company's Articles of Organization and By-laws.

    1.04    Term of Agreement.  Unless sooner terminated pursuant to
Section 6 below, the term of the Employee's employment hereunder is from the date of this Agreement until the close of business on December 31, 1999. The term of this Agreement shall be automatically extended for one (1) additional year beyond its initial term or any extensions thereof if this Agreement is still in force immediately prior to such extension unless, at least one hundred and eighty days
(180) prior to such expiration date, either party shall have given written notice to the other that it elects not to extend the term of this Agreement. The actual term of the Employee's employment hereunder, giving effect to any early termination or extension of the term hereunder, is hereinafter referred to as the "Term." The scheduled end date of the Employee's employment hereunder, giving effect to any extension of the term hereunder, is hereinafter referred to as the "Expiration Date."

    1.05 Location of Employee. The Employee's primary place of residence will be in the greater Boston area but he will be expected to travel and work in any of a number of Company and customer locations on a regular basis.

    1.06 Policies and Procedures. It is also understood and agreed that, except as otherwise specifically stated herein, the Employee shall be subject to certain Company or executive-wide operational policies and procedures, which policies and procedures may be implemented, amended or terminated by the Company at any time.

2.  Compensation and Benefits.

For the services to be rendered by the Employee pursuant to this Agreement, the Employee will be entitled to the following compensation and benefits during the Term:

    2.01 Base Salary. The Company will pay to the Employee a salary at a rate of not less than One Hundred Thirty-Two Thousand Dollars
($132,000) per annum, payable in equal semi-monthly installments, subject to reduction for lawful withholding. Such salary is hereinafter referred to as the Employee's "Base Salary." Such salary normally will be reviewed by the Company once at the beginning of each calendar year. The Board, in its discretion, may increase the amount of the Employee's Base Salary.

    2.02 Bonuses. In addition to his Base Salary, the Employee shall be entitled to receive such additional compensation, including grants of stock options or other equity of the Company pursuant to Company plans or otherwise, as shall be determined by the Board, or a committee thereof, in its discretion, based upon the reasonable value of his services to the Company.

Moreover, the Employee will also be entitled to receive from the Company bonus compensation in accordance with any long-term and/or annual incentive compensation plans as may be maintained by the Company for the benefit of its executives and to participate in any other bonus plans maintained by the Company for the benefit of its executives.

    2.03 Stock Options. To the extent that Employee receives any stock option(s), the exercise of which would give rise to compensation income pursuant to Section 83 of the Internal Revenue
Code of 1986, as amended (the "Code"), and the compensation element of such option(s) would not qualify as "performance based compensation" within the meaning of Code Section 162(m)(4)(C), then:

        (i) notwithstanding anything to the contrary, in any fiscal year, Employee shall not be entitled to exercise any stock options, whether granted hereunder or otherwise, to the extent that, following such exercise, Employee's aggregate total compensation from the Company during such fiscal year
        (including Employee's Base Salary and any bonuses, fringe benefits or other compensation which would constitute
        "applicable employee remuneration" for purposes of Section
        162(m) of the Code) would exceed One Million Dollars
        ($1,000,000) and any of such applicable employee remuneration would not be deductible to the Company as a result of the application of Code Section 162(m); and

        (ii) in the event that, pursuant to Section 2.03(i) above, Employee is not permitted to exercise any fully vested stock options in any fiscal year in which such stock options would otherwise be exercisable and are due to expire, then the term of such options shall be extended until such time as such options may be exercised by Employee without resulting in applicable employee remuneration which would not be deductible to the Company as a result of the application of Code Section 162(m);
        provided, however, that the limitations set forth in
        Section 2.03(i) above shall continue to apply to the Employee's exercise of such stock options.

2.04 Fringe Benefits. The Employee will be entitled to participate in any (i) pension or profit sharing or other retirement plans, (ii) life, health, hospitalization or disability insurance plans, or (iii) other benefit plans that are provided by the Company for its employees generally or for its executives. The Employee will be entitled to twenty-five (25) working days' paid vacation for each calendar year, and a pro rata number of working days paid vacation for any partial calendar year.

    2.05 Company Automobile. The Company will provide the Employee with the use of an automobile and will pay all expenses related to the operation of said vehicle, including insurance, gas, taxes, registration fees and maintenance. Upon termination of the Employee's employment with the Company for any reason, the Employee will return the automobile to the Company or else immediately pay the Company the fair market value of such automobile, determined as of the date of the termination of his employment.

    2.06 Reimbursement. The Company will promptly reimburse the Employee for all reasonable business expenses incurred by him in connection with his performance of his duties to the Company, upon substantiation of such expenses in accordance with the policies of the Company.

3.  Proprietary Information.

    3.01 Access to Information. The Employee recognizes that his relationship with the Company is one of high trust and confidence by reason of his access to and contact with the confidential, proprietary or secret information owned, possessed, or used by the Company and/or its affiliates (collectively, "Proprietary
Information"). By way of illustration, but not limitation, Proprietary Information includes creative ideas and concepts;
contemplated or planned advertising or public relations plans, methods or techniques; slogans, copy, names, layout, formulas, compositions, projects, developments, media or marketing plans;
research data, personnel data, computer programs, whether or not copyrightable, trademarkable or licensable; trade secrets, processes, forecasts, unpublished financial statements, budgets, and licenses;
and information concerning prices, costs, employees, customers and suppliers.

    3.02 Nondisclosure. The Employee will not at any time, either during his employment with the Company or thereafter, disclose to others, or use for his own benefit or the benefit of others, any Proprietary Information.

    3.03 Return of Information. Upon the termination of the Employee's employment with the Company for any reason, or at any other time upon the request of the Company, the Employee will promptly deliver to the Company all letters, notes, memoranda, data, notebooks, sketches, drawings, records, reports, files and other written, photographic or other tangible material (and all copies or reproductions of such materials) in his possession or under his control, whether prepared by him or others, which contain Proprietary
Information. The Employee acknowledges that this material is the sole property of the Company and is to be used by the Employee only for the Company's benefit in the performance of his duties to the Company.

    3.04 Remedies. The restrictions contained in this Section 3 are necessary for the protection of the business of the Company and are considered by the Employee to be reasonable for this purpose. The
Employee agrees that any breach of this Section 3 will cause the Company substantial and irrevocable damage and, therefore in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 3 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to the Employee in accordance with Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 3 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 3.

4.  Inventions and Patents.

    4.01 Disclosure of Developments. The Employee will make full and prompt disclosure to the Company of all inventions, improvements, ideas, concepts, discoveries, methods, developments, software, and works of authorship, whether or not copyrightable, trademarkable or licensable, which are created, made, conceived or reduced to practice either by the Employee, under his direction or jointly with others during his employment with the Company, whether or not during normal working hours or on the premises of the Company (all of which are collectively referred to in this Agreement as "Developments"). All
Developments shall be the sole property of the Company, and the Employee hereby assigns to the Company, without further compensation, all his right, title and interest in and to such Developments and any and all related patents, patent applications, copyrights, copyright applications, trademarks, and trade names in the United States and elsewhere.

    4.02 Assistance in Obtaining Patents. The Employee will assist the Company in obtaining, maintaining and enforcing patent, copyright and other forms of legal protection for intellectual property in any country. Upon the request of the Company, the Employee will sign all applications, assignments, instruments and papers and perform all acts necessary or desired by the Company in order to protect its rights and interests in any Developments.

During his employment with the Company, the Employee will perform his obligations under this subsection 4.02 without further compensation, except for reimbursement of expenses incurred at the request of the Company. If the Employee is not employed by the Company as an employee at the time he is requested to perform any obligations under this subsection 4.02, he will receive for such performance a reasonable per diem fee, as well as reimbursement of any expenses incurred at the request of the Company.

    4.03    Remedies.  The Employee agrees that any breach of this
Section 4 will cause irreparable damage to the Company and that, in the event of such breach, the Company will have, in addition to any and all remedies of law, including rights which the Company may have to damages, the right to equitable relief including, as appropriate, all injunctive relief or specific performance or other equitable relief.

5.  Non-Competition.

    5.01 Subsequent Employment. The Employee agrees that, for a period of twenty-four (24) months following the termination of his employment with the Company, he will not, whether personally or as agent for another or as an employee, partner, joint venturer, principal, consultant, lender, guarantor or owner of five percent or more of any Organization, engage, directly or indirectly, anywhere in the United States, in competition with any service or product made, sold or provided by the Company, without the express written consent of the Company. If any restriction set forth in this subsection 5.01 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend only over the maximum period of time, range of activities or geographic areas to which it may be enforceable.
"Organization" shall mean any firm, association, syndicate, corporation or other business entity.

    5.02 No Solicitation. The Employee agrees that, during his employment with the Company and during the twenty-four (24) month period following the termination of his employment with the Company, he will not directly or indirectly:

        (i) recruit employees or other agents of the Company or its affiliates or take any steps to induce any such employees or agents to terminate their employment or other association with the Company; or

        (ii) contact, solicit, or sell to any of the customers or prospective customers of the Company or its affiliates which the Employee had contact with while employed by the Company, with respect to any product or service which is competitive with any product or service sold by the Company or its affiliates or planned to be sold by the Company or its affiliates during his employment with the Company or during the twenty-four (24) month period following the termination of his employment.

    5.03 Remedies. The restrictions contained in this Section 5 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for this purpose. The Employee agrees that any breach of this Section 5 will cause the Company substantial and irrevocable damage and, therefore, in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 5 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to Employee in accordance with Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 5 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 5.

6.  Termination.

    6.01 Termination Upon Death or Disability. If the Employee dies while still employed by the Company, his employment will terminate as of the date of his death. If the Employee, by virtue of ill health or other disability, is unable to perform substantially and continuously the duties assigned to him for a period in excess of one hundred twenty (120) consecutive or non-consecutive days during any twelve (12) month period, the Company shall have the right to terminate his employment upon notice in writing to the Employee.

    6.02 Termination for Cause. If the Employee has (i) engaged in wilful or repeated breach of his duties hereunder, or (ii) committed any act of gross negligence, fraud, misappropriation, embezzlement or dishonesty in the performance of his duties hereunder, or (iii) been convicted of, or entered a plea of guilty or nolo contendre to, a felony (all of which are collectively referred to in this Agreement as "Cause"), the Company may, by written notice to the Employee, immediately terminate his employment.

    6.03    Termination Without Cause or Upon a Change in Control.  The
Company may, by written notice to the Employee, terminate his employment at any time without Cause. Further, any "Constructive
Termination" will constitute termination without Cause. For purposes of this Agreement, "Constructive Termination" shall mean the removal of the Employee from, or appointment of the Employee to lesser positions than, the position set forth in Section 1; material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities attached to the position described in Section 1; or material reduction in the compensation or benefits provided to the Employee in violation of Section 2. In addition, the employment of the Employee shall be deemed to have been terminated without Cause if, within ninety (90) days of a Change of Control (as defined below in this subsection), he resigns or the Company terminates his employment for any reason, including Cause.

A "Change of Control" shall be deemed to have taken place upon the occurrence of any of the following events:

        (i) a majority of the directors elected at any annual or special meeting of stockholders or by stockholder consent are not individuals nominated by the Company's incumbent Board of Directors; or

        (ii) the acquisition of beneficial ownership (as such term is defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) by any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than (w) the Company,
        (x) the Employee, (y) any group of which the Employee is a member (within the meaning of Rule
        13d-1(f) as promulgated under the Exchange Act) or (z) any person who is a member of the Board of Directors as of June 1, 1997, directly or indirectly, of securities representing 30% or more of the total number of votes that may be cast for the election of directors of the Company; provided, that the acquisition by the Company of another company or the assets thereof or a similar transaction in which the Company issues securities representing 30% or more of the total number of votes that may be cast for the election of directors of the Company shall not constitute a "Change in Control" if (1) the Company is the surviving corporation (2) the Chairman of the Board of Directors, the President and the Chief Executive Officer of the Company immediately preceding the signing of the acquisition (or similar) agreement relating to such transaction shall serve as such immediately after the closing of such transaction and (3) the Board of Directors of the Company shall not change, in connection with such transaction, by more than 30%.

    6.04 Termination upon the Employee's Resignation. The Employee may, by giving at least two (2) months' written notice to the Company, terminate his employment.

    6.05    Payments Upon Termination.

In the event that the Employee's employment is terminated pursuant to subsection 6.02 or 6.04 above, the Employee will be entitled only to compensation and benefits accrued pursuant to
Section 2 to the date of the termination of his employment.

In the event that the Employee's employment is terminated pursuant to Section 6.03 following a Change in Control, then (i) the Company shall pay the Employee his Base Salary as in effect at the time of the termination of his employment as well as all bonus compensation accrued through the date of the termination of his employment and (ii) in lieu of all salary and bonus compensation payments which the Employee would have earned under this Agreement but for his early termination, the Company shall pay to the Employee as liquidated damages a lump sum amount equal to 2.99 multiplied by the sum of (x) the Employee's annual Base Salary in effect as of the date of the termination of his employment and (y) all bonus compensation paid or payable to the Employee for the most recent year. All such payments will be made on or before the fifth day following the date of the termination of his employment.

In all other events, upon the early termination of the Employee's employment hereunder, the Employee (or, in the event of his death, his Estate) (i) will continue to receive (x) his Base
Salary as in effect at the time of the termination of his employment and (y) his fringe benefits as set forth in subsection 2.04 to the extent permitted by law and any contracts related to such benefits, until the later of (a) twelve (12) months from the date of the termination of his employment, or (b) the Expiration Date and (ii) will receive, with respect to the period beginning on the date the Employee's employment is terminated and ending on the later of (A) the date that is twelve (12) months from the date of said termination or (B) the Expiration Date, an additional bonus amount for each twelve (12) month portion of said period equal to the highest annualized bonus paid to the Employee by the Company during the Term
(or prorated portion of such annualized bonus in the event such additional bonus amount is paid with respect to a portion of said period equal to less than twelve (12) months). If the employment of the Employee is terminated as a result of a Constructive Termination relating to a reduction in his compensation, then for purposes of calculating the foregoing payments, the Employee's Base Salary shall be his Base Salary in effect immediately prior to such reduction.

The Company may, in its sole discretion, accelerate the payment of any amount payable under this Section 6.

7. Indemnification. Unless otherwise prohibited by law, if the Employee is a party or is threatened to be made party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Employee is or was a director, executive, employee or agent of the Company, the Company will indemnify the Employee against expenses (including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Employee in connection with such action; provided, however, that the Employee will not be entitled to any indemnification hereunder for any claim which is determined by a nonappealable court order to have resulted from the gross negligence or willful misconduct of the Employee.

8. Notices. All notices required or permitted hereunder shall be in writing (including facsimile or similar writing) and shall be deemed to have been duly given (i) on the date of service if personally served, (ii) on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid, or (iii) on the date sent if sent by facsimile, to the parties at the following addresses or facsimile numbers (or at such other address or facsimile number for a party as shall be specified by like notice):

    Joel B. Searcy              Pamet Systems, Inc.
    ________________                1000 Main Street
    ________________                Acton, MA 01720
    Fax:                        Fax:

9. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. Further, a court shall have authority to reform any invalid or unenforceable provision so it will be valid and enforceable.

10. Entire Agreement. This Agreement constitutes the entire agreement between the parties, supersedes all prior agreements, communications and understandings, whether oral or written, relating to the subject matter of this Agreement, and shall not be amended or modified except by a further written agreement signed by the Company and the Employee.

11. Waiver. The waiver by the Company of the Employee's breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach thereof.

12. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with the internal laws of the Commonwealth of Massachusetts.

13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

14. Successors. This Agreement is not assignable by the Employee and will be binding upon any successors or assigns of the Company.

15. Independent Legal Advice. The Employee acknowledges that he has been afforded the opportunity to obtain independent legal advice in connection with this Agreement and further acknowledges that he has read, understands and agrees to be bound by all of the terms and conditions contained herein.

IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

                                PAMET SYSTEMS, INC.

                            By     _______________________
                                   David McKay
                            Title  _______________________
                                   President

                            _____________________________
                            Joel B. Searcy


Exhibit 10.14

                             Employment Agreement

This Employment Agreement is made as of this 30th day of May, 1997
(this "Agreement") by and between David McKay (the "Employee") and
Pamet Systems, Inc., a Massachusetts corporation (the "Company").

In consideration of the terms and mutual covenants herein contained, the Employee and the Company hereby agree as follows:

1.  Position, Responsibilities and Term of Employment.

    1.01    Position.  The Employee will serve as the President and Chief
Executive Officer of the Company, having the responsibilities and duties described in Exhibit A attached hereto and such other responsibilities and duties customarily associated with such position as the Board of Directors of the Company (the "Board") may, from time to time, designate or as may otherwise be appropriate and/or necessary in connection with his employment.

    1.02 Full Efforts. The Employee will devote his full professional and business time and best efforts to the performance of his duties to the Company. Except with the prior written consent of the Board, the Employee will not undertake or engage in any other employment, occupation or business enterprise. Further, the Employee agrees not to acquire, assume or participate in any position, investment or interest adverse or antagonistic to the Company, its business or prospects, financial or otherwise, or take any direct or indirect action intended to achieve any of the foregoing. This Agreement shall not be construed as preventing or otherwise restricting the Employee from serving on the boards of directors of charitable organizations or engaging in charitable activities and community affairs, or serving on the board of directors of a for-profit organization that is not in competition with the Company provided that such service does not substantially interfere with his duties hereunder.

    1.03 Board Membership. The Employee will serve as a member of the Board during his employment by the Company, subject to the provisions of the Company's Articles of Organization and By-laws.

    1.04    Term of Agreement.  Unless sooner terminated pursuant to
Section 6 below, the term of the Employee's employment hereunder is from June 1, 1997 until the close of business on the first anniversary of such date (the "Initial Term"). The term of this Agreement shall be automatically extended for one (1) additional year (the "Second Year") beyond the Initial Term if this Agreement is still in force immediately prior to such extension unless, at least ninety (90) days prior to such expiration date, either party shall have given written notice to the other that it elects not to extend the term of this Agreement (a
"Notice of Non-Renewal"). Commencing upon the first day after the end of the Second Year, this Agreement shall be automatically extended for two (2) additional years unless, at least ninety (90) days prior to such expiration date, either party shall have given a Notice of Non-
Renewal. The actual term of the Employee's employment hereunder, giving effect to any early termination or extension of the term hereunder, is hereinafter referred to as the "Term." The scheduled end date of the Employee's employment hereunder, giving effect to any extension of the term hereunder, is hereinafter referred to as the "Expiration Date."

    1.05 Location of Employee. The Employee's primary place of residence will be in the greater Boston area but he will be expected to travel and work in any of a number of Company and customer locations on a regular basis.

    1.06 Policies and Procedures. It is also understood and agreed that, except as otherwise specifically stated herein, the Employee shall be subject to certain Company or executive-wide operational policies and procedures, which policies and procedures may be implemented, amended or terminated by the Company at any time.

2.  Compensation and Benefits.

For the services to be rendered by the Employee pursuant to this Agreement, the Employee will be entitled to the following compensation and benefits during the Term:

    2.01 Base Salary. The Company will pay to the Employee a salary at a rate of not less than One Hundred Sixty Thousand Dollars
($160,000) per annum, payable in equal semi-monthly installments, subject to reduction for lawful withholding. Such salary normally will be reviewed by the Company once at the beginning of each calendar year and will be adjusted to reflect the minimum annual levels for Base
Salary as outlined in Exhibit B. Such salary is hereinafter referred to as the Employee's "Base Salary."

    2.02 Bonuses. In addition to his Base Salary, the Employee shall be eligible to receive an annual performance bonus as outlined in Exhibit B. Such bonus, reduced by lawful withholdings, will be paid no later than April 1 of the year next succeeding the year in which it is earned. If the Employee's employment is terminated before the completion of a full fiscal year, the bonus shall be pro-rated and based on performance through the last fully-completed fiscal quarter.

Moreover, the Employee will also be eligible to receive from the Company such additional compensation, as shall be determined by the Board, or a committee thereof, in its sole discretion, and in accordance with any long-term and/or annual incentive compensation plans as may be maintained by the Company for the benefit of its executives and to participate in any other bonus plans maintained by the Company for the benefit of its executives.

    2.03 Stock Options. (a) Employee shall be granted, on the date of the commencement of his employment, an option to purchase 50,000 shares of the common stock of the Company at an exercise price per share equal to the fair market value per share of the common stock of the Company on the date of such grant. Such options shall be immediately exercisable and shall have a term of ten years. The unexercised portion of such option shall terminate sixty (60) days after the date of termination of Employee's employment hereunder except that such unexercised portion shall terminate (i) immediately upon termination of employment in the event Employee's employment is terminated pursuant to
Section 6.02 hereof, (ii) one (1) year after termination of employment in the event Employee's employment is terminated pursuant to Section
6.01 hereof and (iii) six (6) months after termination of employment in the event the Company gives the Employee a Notice of Non-Renewal.

(b) On August 25, 1997, assuming Employee is employed on such date, Employee shall be granted an option to purchase a minimum of 100,000 shares of common stock of the Company at an exercise price per share equal to the fair market value per share of the common stock of the Company on the date of such grant. These options will vest at a rate no slower than 25% per year commencing on the first anniversary of such grant, unless the Board of Directors or committee thereof provides for a faster vesting schedule; provided, that in the event of a Change in Control (as hereafter defined), all unvested options shall become immediately exercisable. All other terms of these options shall be substantially similar to those described in Section 2.03(a) above.

(c) Notwithstanding anything to the contrary, in any fiscal year, Employee shall not be entitled to exercise any stock options, whether granted hereunder or otherwise, to the extent that, following such exercise, Employee's aggregate total compensation from the Company during such fiscal year (including Employee's Base Salary and any bonuses, fringe benefits or other compensation which would constitute
"applicable employee remuneration" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code")) would exceed One Million Dollars ($1,000,000) and any of such applicable employee remuneration would not be deductible to the Company as a result of the application of Code Section 162(m).

(d) In the event that, pursuant to Section 2.03(c) above, Employee is not permitted to exercise any fully vested stock options in any fiscal year in which such stock options would otherwise be exercisable and are due to expire, then the term of such options shall be extended until such time as such options may be exercised by Employee without resulting in applicable employee remuneration which would not be deductible to the Company as a result of the application of Code Section 162(m); provided, however, that the termination provisions set forth in Section 2.03(a) above and the limitations set forth in Section 2.03(c) above shall continue to apply to the Employee's exercise of such stock options.

    2.04 Fringe Benefits. The Employee will be entitled to participate in any (i) pension or profit sharing or other retirement plans, (ii) life, health, hospitalization or disability insurance plans, or (iii) other benefit plans that are provided by the Company for its employees generally or for its executives. The Employee will be entitled to twenty-five (25) working days' paid vacation for each calendar year, and a pro rata number of working days paid vacation for any partial calendar year.

    2.05 Reimbursement. The Company will promptly reimburse the Employee for all reasonable business expenses incurred by him in connection with his performance of his duties to the Company, upon substantiation of such expenses in accordance with the policies of the
 Company.

3.  Proprietary Information.

    3.01 Access to Information. The Employee recognizes that his relationship with the Company is one of high trust and confidence by reason of his access to and contact with the confidential, proprietary or secret information owned, possessed, or used by the Company and/or its affiliates (collectively, "Proprietary Information"). By way of illustration, but not limitation, Proprietary Information includes creative ideas and concepts; contemplated or planned advertising or public relations plans, methods or techniques; slogans, copy, names, layout, formulas, compositions, projects, developments, media or marketing plans; research data, personnel data, computer programs, whether or not copyrightable, trademarkable or licensable; trade secrets, processes, forecasts, unpublished financial statements, budgets, and licenses; and information concerning prices, costs, employees, customers and suppliers.

    3.02 Nondisclosure. The Employee will not at any time, either during his employment with the Company or thereafter, disclose to others, or use for his own benefit or the benefit of others, any Proprietary Information.

    3.03 Return of Information. Upon the termination of the Employee's employment with the Company for any reason, or at any other time upon the request of the Company, the Employee will promptly deliver to the Company all letters, notes, memoranda, data, notebooks, sketches, drawings, records, reports, files and other written, photographic or other tangible material (and all copies or reproductions of such materials) in his possession or under his control, whether prepared by him or others, which contain Proprietary
Information. The Employee acknowledges that this material is the sole property of the Company and is to be used by the Employee only for the Company's benefit in the performance of his duties to the Company.

    3.04 Remedies. The restrictions contained in this Section 3 are necessary for the protection of the business of the Company and are considered by the Employee to be reasonable for this purpose. The
Employee agrees that any breach of this Section 3 will cause the Company substantial and irrevocable damage and, therefore in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 3 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to the Employee in accordance with Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 3 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 3.

4.  Inventions and Patents.

    4.01 Disclosure of Developments. The Employee will make full and prompt disclosure to the Company of all inventions, improvements, ideas, concepts, discoveries, methods, developments, software, and works of authorship, whether or not copyrightable, trademarkable or licensable, which are created, made, conceived or reduced to practice either by the Employee, under his direction or jointly with others during his employment with the Company, whether or not during normal working hours or on the premises of the Company (all of which are collectively referred to in this Agreement as "Developments"). All
Developments shall be the sole property of the Company, and the Employee hereby assigns to the Company, without further compensation, all his right, title and interest in and to such Developments and any and all related patents, patent applications, copyrights, copyright applications, trademarks, and trade names in the United States and elsewhere.

    4.02    Assistance in Obtaining Patents. The Employee will assist the
Company in obtaining, maintaining and enforcing patent, copyright and other forms of legal protection for intellectual property in any country. Upon the request of the Company, the Employee will sign all applications, assignments, instruments and papers and perform all acts necessary or desired by the Company in order to protect its rights and interests in any Developments.

During his employment with the Company, the Employee will perform his obligations under this subsection 4.02 without further compensation, except for reimbursement of expenses incurred at the request of the Company. If the Employee is not employed by the Company as an employee at the time he is requested to perform any obligations under this subsection 4.02, he will receive for such performance a reasonable per diem fee, as well as reimbursement of any expenses incurred at the request of the Company.

    4.03    Remedies.  The Employee agrees that any breach of this
Section 4 will cause irreparable damage to the Company and that, in the event of such breach, the Company will have, in addition to any and all remedies of law, including rights which the Company may have to damages, the right to equitable relief including, as appropriate, all injunctive relief or specific performance or other equitable relief.

5.  Non-Competition.

    5.01 Subsequent Employment. The Employee agrees that, for a period of twenty-four (24) months (except that in the case of termination of employment during the Initial Term other than pursuant to Section 6.02, such period shall be twelve (12) months) following the termination of his employment with the Company, he will not, whether personally or as agent for another or as an employee, partner, joint venturer, principal, consultant, lender, guarantor or owner of five percent or more of any Organization, engage, directly or indirectly, anywhere in the United States, in competition with any service or product made, sold or provided by the Company, without the express written consent of the Company. If any restriction set forth in this subsection 5.01 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend only over the maximum period of time, range of activities or geographic areas to which it may be enforceable.
 "Organization" shall mean any firm, association, syndicate, corporation or other business entity.

    5.02 No Solicitation. The Employee agrees that, during his employment with the Company and during the twenty-four (24) month period following the termination of his employment with the Company, he will not directly or indirectly:

        (i) recruit employees or other agents of the Company or its affiliates or take any steps to induce any such employees or agents to terminate their employment or other association with the Company; or

        (ii) contact, solicit, or sell to any of the customers or prospective customers of the Company or its affiliates which the Employee had contact with while employed by the Company, with respect to any product or service which is competitive with any product or service sold by the Company or its affiliates or identified and planned to be sold by the Company or its affiliates during his employment with the Company or during the twenty-four
        (24) month period following the termination of his employment.

    5.03 Remedies. The restrictions contained in this Section 5 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for this purpose. The Employee agrees that any breach of this Section 5 will cause the Company substantial and irrevocable damage and, therefore, in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 5 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to Employee in accordance with
Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 5 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 5.

6.  Termination.

    6.01 Termination Upon Death or Disability. If the Employee dies while still employed by the Company, his employment will terminate as of the date of his death. If the Employee, by virtue of ill health or other disability, is unable to perform substantially and continuously the duties assigned to him for a period in excess of one hundred twenty
(120) consecutive or non-consecutive days during any twelve (12) month period, the Company shall have the right to terminate his employment upon notice in writing to the Employee.

    6.02 Termination for Cause. If the Employee has (i) engaged in wilful or repeated breach of his duties hereunder, or (ii) committed any act of gross negligence, fraud, misappropriation, embezzlement or dishonesty in the performance of his duties hereunder, or (iii) been convicted of, or entered a plea of guilty or nolo contendre to, a felony (all of which are collectively referred to in this Agreement as "Cause"), the Company may, by written notice to the Employee, immediately terminate his employment.

    6.03    Termination Without Cause or Upon a Change in Control.  The
Company may, by written notice to the Employee, terminate his employment at any time without Cause. Further, any "Constructive
Termination" will constitute termination without Cause. For purposes of this Agreement, "Constructive Termination" shall mean the removal of the Employee from, or appointment of the Employee to lesser positions than, the position set forth in Section 1; material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities attached to the position described in Section 1; or material reduction in the compensation or benefits provided to the Employee in violation of Section 2. In addition, the employment of the Employee shall be deemed to have been terminated without Cause if, within ninety (90) days of a Change of Control (as defined below in this subsection), he resigns or the Company terminates his employment for any reason, including Cause.

A "Change of Control" shall be deemed to have taken place upon the occurrence of any of the following events:

        (i) a majority of the directors elected at any annual or special meeting of stockholders or by stockholder consent are not individuals nominated by the Company's incumbent Board of Directors; or

        (ii) the acquisition of beneficial ownership (as such term is defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended
        (the "Exchange Act")) by any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange
        Act), other than (w) the Company, (x) the Employee,
        (y) any group of which the Employee is a member
        (within the meaning of Rule 13d-1(f) as promulgated under the Exchange Act) or (z) any person who is a member of the Board of Directors as of June 1, 1997, directly or indirectly, of securities representing 30% or more of the total number of votes that may be cast for the election of directors of the Company; provided, that the acquisition by the Company of another company or the assets thereof or a similar transaction in which the Company issues securities representing
        30% or more of the total number of votes that may be cast for the election of directors of the Company shall not constitute a "Change in Control" if (1) the Company is the surviving corporation
        (2) the Chairman of the Board of Directors, the President and the Chief Executive Officer of the Company immediately preceding the signing of the acquisition (or similar) agreement relating to such transaction shall serve as such immediately after the closing of such transaction and (3) the Board of Directors of the Company shall not change, in connection with such transaction, by more than 30%.

    6.04 Termination upon the Employee's Resignation. The Employee may, by giving at least two (2) months' written notice to the Company, terminate his employment.

    6.05    Payments Upon Termination.

In the event that the Employee's employment is terminated pursuant to subsection 6.02 or 6.04 above, the Employee will be entitled only to compensation and benefits accrued pursuant to Section
2 to the date of the termination of his employment.

In the event that the Employee's employment is terminated pursuant to Section 6.03 following a Change in Control, then (i) the Company shall pay the Employee his Base Salary as in effect at the time of the termination of his employment as well as all bonus compensation accrued through the date of the termination of his employment and (ii) in lieu of all salary and bonus compensation payments which the Employee would have earned under this Agreement but for his early termination, the Company shall pay to the Employee as liquidated damages a lump sum amount equal to 2.99 multiplied by the sum of (x) the Employee's annual Base Salary in effect as of the date of the termination of his employment and (y) all bonus compensation paid or payable to the Employee for the most recent year. All such payments will be made on or before the fifth day following the date of the termination of his employment.

In all other events, upon the early termination of the Employee's employment hereunder, the Employee (or, in the event of his death, his Estate) (i) will continue to receive (x) his Base Salary as in effect at the time of the termination of his employment and (y) his fringe benefits as set forth in subsection 2.04 to the extent permitted by law and any contracts related to such benefits, until the later of
(a) twelve (12) months from the date of the termination of his employment, or (b) the Expiration Date and (ii) will receive, with respect to the period beginning on the date the Employee's employment is terminated and ending on the later of (A) the date that is twelve
(12) months from the date of said termination or (B) the Expiration
Date, an additional bonus amount for each twelve (12) month portion of said period equal to the highest annualized bonus paid to the Employee by the Company during the Term (or prorated portion of such annualized bonus in the event such additional bonus amount is paid with respect to a portion of said period equal to less than twelve (12) months).
Notwithstanding the foregoing, if, during (a) the Initial Term or (b) the Second Year, the Employee's employment is terminated, the maximum period during which the Employee may receive compensation shall be (a) three (3) months and (b) six (6) months, respectively. If the employment of the Employee is terminated as a result of a Constructive
Termination relating to a reduction in his compensation, then for purposes of calculating the foregoing payments, the Employee's Base
Salary shall be his Base Salary in effect immediately prior to such reduction. If the Company gives a Notice of Non-Renewal to the Employee during (a) the Initial Term or (b) the Second Year, the
Employee shall receive compensation for (a) three (3) months and (b) six (6) months, respectively, after the date of termination.

The Company may, in its sole discretion, accelerate the payment of any amount payable under this Section 6.

7. Indemnification. Unless otherwise prohibited by law, if the Employee is a party or is threatened to be made party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Employee is or was a director, executive, employee or agent of the Company, the Company will indemnify the Employee against expenses
(including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Employee in connection with such action; provided, however, that the Employee will not be entitled to any indemnification hereunder for any claim which is determined by a nonappealable court order to have resulted from the gross negligence or willful misconduct of the Employee.

8. Notices. All notices required or permitted hereunder shall be in writing (including facsimile or similar writing) and shall be deemed to have been duly given (i) on the date of service if personally served,
(ii) on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid, or (iii) on the date sent if sent by facsimile, to the parties at the following addresses or facsimile numbers (or at such other address or facsimile number for a party as shall be specified by like notice):

    David McKay                     Pamet Systems, Inc.
    825 West Street                 1000 Main Street
    Carlisle, MA  01741             Acton, MA 01720
    Fax:  508-371-3155              Fax:  508-263-4158

9. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. Further, a court shall have authority to reform any invalid or unenforceable provision so it will be valid and enforceable.

10. Entire Agreement. This Agreement constitutes the entire agreement between the parties, supersedes all prior agreements, communications and understandings, whether oral or written, relating to the subject matter of this Agreement, and shall not be amended or modified except by a further written agreement signed by the Company and the Employee.

11. Waiver. The waiver by the Company of the Employee's breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach thereof.

12. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with the internal laws of the Commonwealth of Massachusetts.

13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

14. Successors. This Agreement is not assignable by the Employee and will be binding upon any successors or assigns of the Company.

15. Independent Legal Advice. The Employee acknowledges that he has been afforded the opportunity to obtain independent legal advice in connection with this Agreement and further acknowledges that he has read, understands and agrees to be bound by all of the terms and conditions contained herein.

IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

                                PAMET SYSTEMS, INC.

                                   By _______________________
                                      Joel B. Searcy

                                Title _______________________
                                      Chairman

                                _____________________________
                                David McKay


                                  Exhibit A

The responsibilities and duties of the position of President and CEO are described but not limited to the following:

    Overall multi year direction and strategies employed by the company
    Development of the annual operating plan
    Quarterly and annual operating results of the company
    Effective relationship with the Board of Directors
    Appropriate return on equity for the stockholders
    Compliance with all laws, regulations and procedures required for a public company
    Ensure product marketing and development strategies are in place
    Ensure sales and business operations strategies are in place
    Ensure administrative and financial strategies are in place
    Effectiveness of the organization and resources used within the company


                                  Exhibit B

1997 Compensation & Performance Targets

Salary for 1997 on an annualized basis will be $160,000 (base salary) for sales up to $3,000,000 (threshold level), $240,000 if sales exceed
$3,600,000 and profit exceeds 1.5% (target level), and $320,000 if sales exceed $4,200,000 and profit exceeds 4% (high water level). The salary will be prorated for levels that fall in between. For calculation, 30% will be allocated to profit targets, 50% to revenue targets and 20% for personal performance. Profit margins shall not fall below zero after calculation of salary. For purposes of calculating profit margins, 1) the salary above is to be included, while 2) any costs related to research development, porting, or acquisitions that in aggregate exceed 30% of revenues shall be excluded. Based on a hire date of June 1, 1997, the salary for 1997 will be prorated to 7/12ths and the annualized salary.

The base salary will be reviewed yearly by the Compensation Committee.
Performance targets for sales and profit levels for 1998 and each succeeding year will be set during the first month after the new fiscal year commences.

If need be, the compensation levels and performance targets will be subjected to the recommendation of a 3 person ad-hoc committee consisting of:

Mr. McKay (or his representative),
the Chairman of Pamet's Compensation Committee (or his designee, who must also be an outside director), and a third person jointly agreed upon by both of the above parties.


Exhibit 10.14

                             Employment Agreement

This Employment Agreement is made as of this 30th day of May, 1997 (this "Agreement") by and between Richard C. Becker (the
"Employee") and Pamet Systems, Inc., a Massachusetts corporation (the
"Company").

In consideration of the terms and mutual covenants herein contained, the Employee and the Company hereby agree as follows:

1.  Position, Responsibilities and Term of Employment.

    1.01 Position. The Employee will serve as the Vice President of the Company and have the responsibilities and duties customarily associated with such position as the Board of Directors of the Company (the "Board") may, from time to time, designate or as may otherwise be appropriate and/or necessary in connection with his employment.

    1.02 Full Efforts. The Employee will devote his full professional and business time and best efforts to the performance of his duties to the Company. Except with the prior written consent of the Board, the Employee will not undertake or engage in any other employment, occupation or business enterprise. Further, the Employee agrees not to acquire, assume or participate in any position, investment or interest adverse or antagonistic to the Company, its business or prospects, financial or otherwise, or take any direct or indirect action intended to achieve any of the foregoing. This
Agreement shall not be construed as preventing or otherwise restricting the Employee from (i) serving on the boards of directors of charitable organizations, (ii) engaging in charitable activities and community affairs, (iii) continuing his activities in the consumer products distribution business provided that such activities do not substantially interfere with his duties hereunder, or (iv) serving on the board of directors of a for-profit organization that is not in competition with the Company provided that such service does not substantially interfere with his duties hereunder.

    1.03 Board Membership. The Employee will serve as a member of the Board during his employment by the Company, subject to the provisions of the Company's Articles of Organization and By-laws.

    1.04    Term of Agreement.  Unless sooner terminated pursuant to
Section 6 below, the term of the Employee's employment hereunder is from June 1, 1997 until the close of business on December 31, 1999.
The term of this Agreement shall be automatically extended for one
(1) additional year beyond its initial term or any extensions thereof if this Agreement is still in force immediately prior to such extension unless, at least one hundred and eighty days (180) prior to such expiration date, either party shall have given written notice to the other that it elects not to extend the term of this Agreement.
The actual term of the Employee's employment hereunder, giving effect to any early termination or extension of the term hereunder, is hereinafter referred to as the "Term." The scheduled end date of the Employee's employment hereunder, giving effect to any extension of the term hereunder, is hereinafter referred to as the "Expiration
Date."

    1.05 Location of Employee. The Employee's primary place of residence will be in the greater Boston area but he will be expected to travel and work in any of a number of Company and customer locations on a regular basis.

    1.06 Policies and Procedures. It is also understood and agreed that, except as otherwise specifically stated herein, the Employee shall be subject to certain Company or executive-wide operational policies and procedures, which policies and procedures may be implemented, amended or terminated by the Company at any time.

2.  Compensation and Benefits.

For the services to be rendered by the Employee pursuant to this Agreement, the Employee will be entitled to the following compensation and benefits during the Term:

    2.01 Base Salary. The Company will pay to the Employee a salary at a rate of not less than Ninety-Three Thousand Five Hundred Dollars
($93,500) per annum, payable in equal semi-monthly installments, subject to reduction for lawful withholding. Such salary is hereinafter referred to as the Employee's "Base Salary." Such salary normally will be reviewed by the Company once at the beginning of each calendar year. The Board, in its discretion, may increase the amount of the Employee's Base Salary.

    2.02 Bonuses. In addition to his Base Salary, the Employee shall be entitled to receive such additional compensation, including grants of stock options or other equity of the Company pursuant to Company plans or otherwise, as shall be determined by the Board, or a committee thereof, in its discretion, based upon the reasonable value of his services to the Company.

Moreover, the Employee will also be entitled to receive from the Company bonus compensation in accordance with any long-term and/or annual incentive compensation plans as may be maintained by the Company for the benefit of its executives and to participate in any other bonus plans maintained by the Company for the benefit of its executives.

    2.03 Stock Options. To the extent that Employee receives any stock option(s), the exercise of which would give rise to compensation income pursuant to Section 83 of the Internal Revenue
Code of 1986, as amended (the "Code"), and the compensation element of such option(s) would not qualify as "performance based compensation" within the meaning of Code Section 162(m)(4)(C), then:

        (i) notwithstanding anything to the contrary, in any fiscal year, Employee shall not be entitled to exercise any stock options, whether granted hereunder or otherwise, to the extent that, following such exercise, Employee's aggregate total compensation from the Company during such fiscal year
        (including Employee's Base Salary and any bonuses, fringe benefits or other compensation which would constitute
        "applicable employee remuneration" for purposes of Section
        162(m) of the Code) would exceed One Million Dollars
        ($1,000,000) and any of such applicable employee remuneration would not be deductible to the Company as a result of the application of Code Section 162(m); and

        (ii) in the event that, pursuant to Section 2.03(i) above, Employee is not permitted to exercise any fully vested stock options in any fiscal year in which such stock options would otherwise be exercisable and are due to expire, then the term of such options shall be extended until such time as such options may be exercised by Employee without resulting in applicable employee remuneration which would not be deductible to the Company as a result of the application of Code Section 162(m);
        provided, however, that the limitations set forth in
        Section 2.03(i) above shall continue to apply to the Employee's exercise of such stock options.

    2.04 Fringe Benefits. The Employee will be entitled to participate in any (i) pension or profit sharing or other retirement plans, (ii) life, health, hospitalization or disability insurance plans, or (iii) other benefit plans that are provided by the Company for its employees generally or for its executives. The Employee will be entitled to twenty-five (25) working days' paid vacation for each calendar year, and a pro rata number of working days paid vacation for any partial calendar year.

    2.05 Reimbursement. The Company will promptly reimburse the Employee for all reasonable business expenses incurred by him in connection with his performance of his duties to the Company, upon substantiation of such expenses in accordance with the policies of the Company.

3.  Proprietary Information.

    3.01 Access to Information. The Employee recognizes that his relationship with the Company is one of high trust and confidence by reason of his access to and contact with the confidential, proprietary or secret information owned, possessed, or used by the Company and/or its affiliates (collectively, "Proprietary
Information"). By way of illustration, but not limitation, Proprietary Information includes creative ideas and concepts;
contemplated or planned advertising or public relations plans, methods or techniques; slogans, copy, names, layout, formulas, compositions, projects, developments, media or marketing plans;
research data, personnel data, computer programs, whether or not copyrightable, trademarkable or licensable; trade secrets, processes, forecasts, unpublished financial statements, budgets, and licenses;
and information concerning prices, costs, employees, customers and suppliers.

    3.02 Nondisclosure. The Employee will not at any time, either during his employment with the Company or thereafter, disclose to others, or use for his own benefit or the benefit of others, any Proprietary Information.

    3.03 Return of Information. Upon the termination of the Employee's employment with the Company for any reason, or at any other time upon the request of the Company, the Employee will promptly deliver to the Company all letters, notes, memoranda, data, notebooks, sketches, drawings, records, reports, files and other written, photographic or other tangible material (and all copies or reproductions of such materials) in his possession or under his control, whether prepared by him or others, which contain Proprietary
Information. The Employee acknowledges that this material is the sole property of the Company and is to be used by the Employee only for the Company's benefit in the performance of his duties to the Company.

    3.04 Remedies. The restrictions contained in this Section 3 are necessary for the protection of the business of the Company and are considered by the Employee to be reasonable for this purpose. The
Employee agrees that any breach of this Section 3 will cause the Company substantial and irrevocable damage and, therefore in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 3 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to the Employee in accordance with Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 3 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 3.

4.  Inventions and Patents.

    4.01 Disclosure of Developments. The Employee will make full and prompt disclosure to the Company of all inventions, improvements, ideas, concepts, discoveries, methods, developments, software, and works of authorship, whether or not copyrightable, trademarkable or licensable, which are created, made, conceived or reduced to practice either by the Employee, under his direction or jointly with others during his employment with the Company, whether or not during normal working hours or on the premises of the Company (all of which are collectively referred to in this Agreement as "Developments"). All
Developments shall be the sole property of the Company, and the Employee hereby assigns to the Company, without further compensation, all his right, title and interest in and to such Developments and any and all related patents, patent applications, copyrights, copyright applications, trademarks, and trade names in the United States and elsewhere.

    4.02 Assistance in Obtaining Patents. The Employee will assist the Company in obtaining, maintaining and enforcing patent, copyright and other forms of legal protection for intellectual property in any country. Upon the request of the Company, the Employee will sign all applications, assignments, instruments and papers and perform all acts necessary or desired by the Company in order to protect its rights and interests in any Developments.

During his employment with the Company, the Employee will perform his obligations under this subsection 4.02 without further compensation, except for reimbursement of expenses incurred at the request of the Company. If the Employee is not employed by the Company as an employee at the time he is requested to perform any obligations under this subsection 4.02, he will receive for such performance a reasonable per diem fee, as well as reimbursement of any expenses incurred at the request of the Company.

    4.03    Remedies.  The Employee agrees that any breach of this
Section 4 will cause irreparable damage to the Company and that, in the event of such breach, the Company will have, in addition to any and all remedies of law, including rights which the Company may have to damages, the right to equitable relief including, as appropriate, all injunctive relief or specific performance or other equitable relief.

5.  Non-Competition.

    5.01 Subsequent Employment. The Employee agrees that, for a period of twenty-four (24) months following the termination of his employment with the Company, he will not, whether personally or as agent for another or as an employee, partner, joint venturer, principal, consultant, lender, guarantor or owner of five percent or more of any Organization, engage, directly or indirectly, anywhere in the United States, in competition with any service or product made, sold or provided by the Company, without the express written consent of the Company. If any restriction set forth in this subsection 5.01 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend only over the maximum period of time, range of activities or geographic areas to which it may be enforceable.
"Organization" shall mean any firm, association, syndicate, corporation or other business entity.

    5.02 No Solicitation. The Employee agrees that, during his employment with the Company and during the twenty-four (24) month period following the termination of his employment with the Company, he will not directly or indirectly:

        (i) recruit employees or other agents of the Company or its affiliates or take any steps to induce any such employees or agents to terminate their employment or other association with the Company; or

        (ii) contact, solicit, or sell to any of the customers or prospective customers of the Company or its affiliates which the Employee had contact with while employed by the Company, with respect to any product or service which is competitive with any product or service sold by the Company or its affiliates or planned to be sold by the Company or its affiliates during his employment with the Company or during the twenty-four (24) month period following the termination of his employment.

    5.03 Remedies. The restrictions contained in this Section 5 are necessary for the protection of the business and goodwill of the Company and are considered by the Employee to be reasonable for this purpose. The Employee agrees that any breach of this Section 5 will cause the Company substantial and irrevocable damage and, therefore, in the event of any such breach, in addition to such other remedies as may be available, the Company will have the right to seek specific performance and injunctive relief. The Employee further agrees that his obligations and the Company's rights under this Section 5 shall survive the termination of this Agreement. The Employee also acknowledges that in the event that this Agreement is terminated in circumstances in which payments are made to Employee in accordance with Section 6, such payments shall constitute additional consideration for the Employee's agreement to and compliance with this Section 5 and that such payments shall terminate immediately in the event that the Employee shall breach any of his covenants contained in this Section 5.

6.  Termination.

    6.01 Termination Upon Death or Disability. If the Employee dies while still employed by the Company, his employment will terminate as of the date of his death. If the Employee, by virtue of ill health or other disability, is unable to perform substantially and continuously the duties assigned to him for a period in excess of one hundred twenty (120) consecutive or non-consecutive days during any twelve (12) month period, the Company shall have the right to terminate his employment upon notice in writing to the Employee.

    6.02 Termination for Cause. If the Employee has (i) engaged in wilful or repeated breach of his duties hereunder, or (ii) committed any act of gross negligence, fraud, misappropriation, embezzlement or dishonesty in the performance of his duties hereunder, or (iii) been convicted of, or entered a plea of guilty or nolo contendre to, a felony (all of which are collectively referred to in this Agreement as "Cause"), the Company may, by written notice to the Employee, immediately terminate his employment.

    6.03    Termination Without Cause or Upon a Change in Control.  The
Company may, by written notice to the Employee, terminate his employment at any time without Cause. Further, any "Constructive
Termination" will constitute termination without Cause. For purposes of this Agreement, "Constructive Termination" shall mean the removal of the Employee from, or appointment of the Employee to lesser positions than, the position set forth in Section 1; material diminution in the nature or scope of the authorities, powers, functions, duties or responsibilities attached to the position described in Section 1; or material reduction in the compensation or benefits provided to the Employee in violation of Section 2. In addition, the employment of the Employee shall be deemed to have been terminated without Cause if, within ninety (90) days of a Change of Control (as defined below in this subsection), he resigns or the Company terminates his employment for any reason, including Cause.

A "Change of Control" shall be deemed to have taken place upon the occurrence of any of the following events:

        (i) a majority of the directors elected at any annual or special meeting of stockholders or by stockholder consent are not individuals nominated by the Company's incumbent Board of Directors; or

        (ii) the acquisition of beneficial ownership (as such term is defined in Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) by any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act), other than (w) the Company,
        (x) the Employee, (y) any group of which the Employee is a member (within the meaning of Rule
        13d-1(f) promulgated under the Exchange Act) or
        (z) any person who is a member of the Board of Directors as of June 1, 1997, directly or indirectly, of securities representing 30% or more of the total number of votes that may be cast for the election of directors of the Company; provided, that the acquisition by the Company of another company or the assets thereof or a similar transaction in which the Company issues securities representing 30% or more of the total number of votes that may be cast for the election of directors of the Company shall not constitute a "Change in Control" if (1) the Company is the surviving corporation (2) the Chairman of the Board of Directors, the President and the Chief Executive Officer of the Company immediately preceding the signing of the acquisition (or similar) agreement relating to such transaction shall serve as such immediately after the closing of such transaction and (3) the Board of Directors of the Company shall not change, in connection with such transaction, by more than 30%.

    6.04 Termination upon the Employee's Resignation. The Employee may, by giving at least two (2) months' written notice to the Company, terminate his employment.

    6.05    Payments Upon Termination.

In the event that the Employee's employment is terminated pursuant to subsection 6.02 or 6.04 above, the Employee will be entitled only to compensation and benefits accrued pursuant to
Section 2 to the date of the termination of his employment.

In the event that the Employee's employment is terminated pursuant to Section 6.03 following a Change in Control, then (i) the Company shall pay the Employee his Base Salary as in effect at the time of the termination of his employment as well as all bonus compensation accrued through the date of the termination of his employment and (ii) in lieu of all salary and bonus compensation payments which the Employee would have earned under this Agreement but for his early termination, the Company shall pay to the Employee as liquidated damages a lump sum amount equal to 2.99 multiplied by the sum of (x) the Employee's annual Base Salary in effect as of the date of the termination of his employment and (y) all bonus compensation paid or payable to the Employee for the most recent year. All such payments will be made on or before the fifth day following the date of the termination of his employment.

In all other events, upon the early termination of the Employee's employment hereunder, the Employee (or, in the event of his death, his Estate) (i) will continue to receive (x) his Base
Salary as in effect at the time of the termination of his employment and (y) his fringe benefits as set forth in subsection 2.04 to the extent permitted by law and any contracts related to such benefits, until the later of (a) twelve (12) months from the date of the termination of his employment, or (b) the Expiration Date and (ii) will receive, with respect to the period beginning on the date the Employee's employment is terminated and ending on the later of (A) the date that is twelve (12) months from the date of said termination or (B) the Expiration Date, an additional bonus amount for each twelve (12) month portion of said period equal to the highest annualized bonus paid to the Employee by the Company during the Term
(or prorated portion of such annualized bonus in the event such additional bonus amount is paid with respect to a portion of said period equal to less than twelve (12) months). If the employment of the Employee is terminated as a result of a Constructive Termination relating to a reduction in his compensation, then for purposes of calculating the foregoing payments, the Employee's Base Salary shall be his Base Salary in effect immediately prior to such reduction.

The Company may, in its sole discretion, accelerate the payment of any amount payable under this Section 6.

7. Indemnification. Unless otherwise prohibited by law, if the Employee is a party or is threatened to be made party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Employee is or was a director, executive, employee or agent of the Company, the Company will indemnify the Employee against expenses (including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Employee in connection with such action; provided, however, that the Employee will not be entitled to any indemnification hereunder for any claim which is determined by a nonappealable court order to have resulted from the gross negligence or willful misconduct of the Employee.

8. Notices. All notices required or permitted hereunder shall be in writing (including facsimile or similar writing) and shall be deemed to have been duly given (i) on the date of service if personally served, (ii) on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid, or (iii) on the date sent if sent by facsimile, to the parties at the following addresses or facsimile numbers (or at such other address or facsimile number for a party as shall be specified by like notice):

    Richard C.  Becker              Pamet Systems, Inc.
    ________________                1000 Main Street
    ________________                Acton, MA 01720
    Fax:                        Fax:


9. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. Further, a court shall have authority to reform any invalid or unenforceable provision so it will be valid and enforceable.

10. Entire Agreement. This Agreement constitutes the entire agreement between the parties, supersedes all prior agreements, communications and understandings, whether oral or written, relating to the subject matter of this Agreement, and shall not be amended or modified except by a further written agreement signed by the Company and the Employee.

11. Waiver. The waiver by the Company of the Employee's breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach thereof.

12. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with the internal laws of the Commonwealth of Massachusetts.

13. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

14. Successors. This Agreement is not assignable by the Employee and will be binding upon any successors or assigns of the Company.

15. Independent Legal Advice. The Employee acknowledges that he has been afforded the opportunity to obtain independent legal advice in connection with this Agreement and further acknowledges that he has read, understands and agrees to be bound by all of the terms and conditions contained herein.

IN WITNESS WHEREOF, the undersigned parties have executed this Agreement as of the date first above written.

                                PAMET SYSTEMS, INC.

                                   By _______________________
                                      David McKay

                                Title _______________________
                                      President

                                _____________________________
                                Richard C. Becker


Exhibit 23






                       Consent of Independent Auditors
                       -------------------------------

We consent to the incorporation by reference in the Registration
Statement (Form S-8 No. 33-41029) pertaining to the Pamet Sytsems,
Inc. 1990 Stock Option Plan of our report dated March 27, 1998, with respect to the financial statements of Pamet Systems, Inc.
included in its Annual Report (Form 10-KSB) for the year ended
December 31, 1997, filed with Securities and Exchange Commission.



                                Carlin, Charron & Rosen LLP


Worcester, Massachusetts
March 27, 1998

