Form 10KSB/A
period 1997-12-31
PAMET SYSTEMS INC
filed 1998-04-30
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C
               __________________________________

                         FORM 10-KSB/A-1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

[ ] TRANSISTION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10623

                       Pamet Systems, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

    Massachusetts                                  04-2985838
-------------------------------                   ---------------
                               ---
   (State or other jurisdiction of                    (I.R.S.
                            Employer
incorporation or organization)                    Identification
                              No.)

           1000 Main Street
           Acton, Massachusetts                        01720
         ---------------------------------------     ---------
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (978) 263-2060
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
   Title of each class                         on which
registered

            none                                        none
     ____________________                         _______________
     (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock $.01 par value
                 ------------------------------
                   (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ---

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $2,077,896.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on March 26, 1998 was $6,010,956.

The number of shares outstanding of the Registrant's common stock, as of March 27, 1998 -- 2,535,250 shares.

Explanatory note: Pursuant to instruction E of form 10-KSB, the Company is filing on this Form 10-KSB/A-1 of the Company the information required by Part III of the Form 10-KSB which was omitted from the Company's Form 10-KSB filed on March 30, 1998.

Item 9. Directors,  Executive Officers, Promoters and  Control
Persons, Compliance with Section 16(a) of the Exchange Act.

         INFORMATION AS TO DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth information as to the ages and principal occupations of the members of the Board of Directors and executive officers and has been furnished to the Registrant by such directors and executive officers.

                            (Class I)

Director Name       Age Principal Occupation                    Since

Richard C. Becker    52 Mr. Becker has been Vice President       1991
                        Finance and Administration since June
                        1997, Assistant Clerk since February
                        1991 and Treasurer since May
                        1991. He was Vice President and Chief
                        Operating officer from June 1993 through May 1997 and Vice President of Finance and Administration of the Company from January 1991 through June 1993.

Arthur V. Josephson, 55 Mr. Josephson has served as Clerk        1988
   Jr.                  for the Company since September 1990.
                        In addition to his responsibilities to
                        the Company, since 1985 Mr.Josephson has served as an accounting consultant to a number of clients in Massachusetts. Mr. Josephson also served as the Treasurer of Assabet Valley Home Health Association, Inc., a visiting nurse agency, from 1977 Through October 1994.

Bruce J. Rogow       52 Mr. Rogow has served as a Gartner Group  1997
                        Fellow since 1992 and executive principal of Rogow Opportunity Capital since 1997.

                           (Class II)

Dr. Stanley J.       57 Since April 1993, Dr. Robboy has been    1990
   Robboy               Professor of Pathology, Obstetrics
                        and Gynecology and Head of the Division
                        of Gynecologic Pathology of the
                        Department of Pathology at Duke
                        University Medical Center. From January
                        1992 through April 1993, Dr. Robboy was
                        Professor of Pathology and Chief of the
                        Division of Surgical Pathology for the
                        Department of Pathology at Duke
                        University Medical Center.

Laurence B. Berger   62 Since November 1990 Mr. Berger has       1988
                        served as a private consultant to
                        various commercial and governmental
                        clients.

David T. McKay       56 President and Chief Executive Officer    1997
                        Of the Company since June 1997. Mr.
                        McKay served as the Global Systems
                        Manager for Mobil Oil, an oil
                        production company from 1996 to 1997.
                        From 1994 to 1996 he was the Vice
                        President of Information Systems at
                        Moore Corporation, a business supply
                        company. From 1992 to 1994 he was Vice
                        President of Gartner Group, Inc.

                           (Class III)

Dr. Joel B. Searcy   62 Dr. Searcy has been Chairman of the      1987
                        Board of Directors of the Company since
                        the Company's inception in 1987, was
                        President and CEO until June 1997 and
                        Treasurer until May 1991 and served as
                        Clerk until September 1990.

Lee Spelke         65 Mr. Spelke has been a financial            1990
                      consultant since 1994 and served as
                      President of Spelke Financial Services,
                      Inc., a financial consulting firm, for
                      more than five years prior thereto.

            Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its other executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them except that Richard C. Becker and Dr. Stanley J. Robboy were each late in filing two Form 4s and one Form 5 (each such late filing related to one transaction), Dr. Joel B. Searcy was late in filing one Form 4 (which related to three transactions) and Laurence B. Berger was each late in filing one Form 4 (each such late filing related to one transaction).

                   SUMMARY COMPENSATION TABLE

                                                      Long Term
                        nnual Compensation         Compensation
                                              Securities Under-
Name and Principal      Year  Salary              lying Options
Position                         $                        #
Dr. Joel B. Searcy      1997  132,000                 10,000
Chairman                1996  120,000                 10,000
                        1995  121,340

David T. Mckay          1997   93,334                150,000
President and Chief
Executive Officer
(Represents salary from
June 1, 1997, the date
on which Mr. McKay
commenced employment)

                      EMPLOYMENT AGREEMENTS

     Dr. Joel B. Searcy was employed by the Company pursuant to an employment agreement which commenced on November 8, 1990, and terminated on December 31, 1993, but which was renewed through April 30, 1997. On May 30, 1997, Dr. Search entered into a new employment agreement with the Company which terminates on December 31, 1999, under which Dr. Searcy will serve as Chairman of the Board of the Company. The term of the employment agreement will automatically renew for an additional one year term if neither party give the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term or any extensions thereof. Pursuant to his new employment agreement, Dr. Searcy is to receive a base salary of $132,000 per annum, the use of an automobile and certain other fringe benefits during the term of the agreement. In addition, Dr. Searcy may receive bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company.

     Pursuant to Dr. Searcy's employment agreement, Dr. Searcy may be terminated by the Company at any time upon written notice to Dr. Searcy with or without cause or by Dr. Searcy upon a constructive termination, change of control of the Company or upon 2 months prior written notice. In the event that Dr. Searcy's employment is terminated by the Company for cause (as defined in the agreement) or voluntarily by Dr. Searcy, Dr. Searcy will be entitled only to compensation and benefits accrued through the date of such termination. If Dr. Searcy's employment is terminated as the result of constructive termination (as defined in the agreement) or by the Company without cause, he will receive (i) his base salary and all fringe benefits until the later of twelve months from the date of termination or the expiration date of the employment agreement and (ii) an additional bonus amount for each twelve month portion of such period equal to the highest annualized bonus paid to him during the term. In the event that Dr. Searcy's employment is terminated which 90 days following a change of control, he will be entitled to receive, in addition to all compensation and benefits accrued through the date of such termination, a lump sum amount equal to
2.99 multiplied by the sum of (i) his base salary and (ii) all bonus compensation paid or payable for the most recent year. For purposes of Dr. Searcy's employment agreement, a "change of control" is defined as (i) the election at a meeting of the Company's stockholders of directors, a majority of whom are not nominated by the incumbent Board of Directors, or (ii) the acquisition by any person or entity, other than the Company, Dr. Searcy or any group with which he is affiliated, or any person who was a member of the Board of Directors of the Company as of June 1, 1997, of beneficial ownership of 30% or more of the securities entitled to vote for the election of directors, subject to certain exceptions set forth in the agreement.

     Pursuant to Dr. Searcy's employment agreement for a period of twenty-four months following termination of his employment with the Company, Dr. Searcy will not compete directly or indirectly, with any service or product made or sold by the Company without the Company's prior written consent. In addition, during the term of his employment and for a period of twenty-four months following the termination thereof, Dr. Searcy may not, directly or indirectly, (i) recruit employees of the Company or induce them to terminate their employment with the Company or
(ii) contact, solicit, or sell to any of the customers or prospective customers of the Company.

     David T. McKay entered into an employment agreement with the Company, dated as of May 30, 1997, pursuant to which Mr. McKay will serve as President and Chief Executive Officer of the Company for a term commencing on June 1, 1997, and terminating on the first anniversary thereof. The term of the employment agreement will automatically renew for any additional one year term if neither party give the other notice of its intent not to renew at least 90 days prior to the expiration date and, unless 90 days non-renewal notice is given by either party prior to the end of such first renewal period, the agreement will automatically extend for an additional two year period. Pursuant to his employment agreement, Mr. McKay is to receive a base salary of $160,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. The employment agreement also provides that, on the commencement date of Mr. McKay's employment he will receive fully-vested options to purchase 50,000 shares of the common stock of the Company and, if Mr. McKay is employed on August 25, 1997, he will receive additional options to purchase 100,000 share of the common stock of the Company which will vest at the rate of 25% per year.

     Except as described below, the termination provisions of Mr. McKay's employment agreement are substantially identical to those in Mr. Searcy's employment agreement, describe above. In the event that during (a) the first year or (b) second year of Mr. McKay's employment with the Company, his employment is terminated as the result of constructive termination (as defined in the agreement) or by the Company without cause, in addition to compensation and benefits accrued through the date of such termination, he will only be entitled to receive his base salary and all fringe benefits and additional bonus amounts for an additional (a) three months period or (b) six month period, respectively.

     Mr. McKay's employment agreement includes non-competition and non-solicitation provisions which are substantially to those in Dr. Searcy's employment agreement described above.

     Richard C. Becker entered into an employment agreement with the Company, dated as of May 30, 1997, pursuant to which Mr. Becker will serve as Vice President of the Company for a term commencing June 1, 1997 and terminating on December 31, 1999. The term of the employment agreement will automatically renew for an additional one year term if neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term of any extensions thereof. Pursuant to his employment agreement, Mr. Becker is to receive a base salary of $93,500 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement.

     Mr.  Becker's  employment  agreement  contains   termination
provisions, and non-competition and non-solicitation provisions which are substantially identical to those in Dr. Searcy's employment agreement described above.

            Stock Options Grants in Last Fiscal Year

                                                      Potential Realized
             Number of   % of Total                     Value at Assumed
            Securities      Options                      Annual Rates of
            Underlying   Granted to                          Stock Price
               Options Employees in Exercise Expir-         Appreciation
               Granted  Fiscal year    Price ation       for Option Term
Name               (#)        (%)    ($/sh)  Date         5%      10%(1)
Joel B. Searcy  10,000         4.3%   2.75    5/30/07  $ 17,297  $ 43,835

David T. McKay  50,000        21.3%   2.75    5/30/07  $ 86,487  $219,175
               100,000        42.6%   3.25    8/27/07  $204,425  $578,050


  (1) Potential realizable values are based on the fair market value per share as determined by the Company on the date of the grant and represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The dollar amounts set forth in these columns are the results of calculations at the five percent and ten percent rates set by the Securities and Exchange Commission, and are not intended to forecast future appreciation, if any, of the Company's Common Stock price. There can be no assurance that such potential realizable values will not be more or less than that indicated in the table above.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

     The following table provides information regarding beneficial ownership as of April 24, 1997 of the Company's Common Stock as to (i) each director of the Company, (ii) each of the Named Executive Officers, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and (iv) all directors and executive officers as a group. The information set forth below as to nominees, directors, and officers has been furnished to the Company by such nominee, officer or director.

                                              Percent of Common
Name and Address of    Amount and Nature of  Stock (if over 1%)
Beneficial Owner       Beneficial Ownership  Owned Beneficially
Dr. Joel B. Searcy               417,727(1)               16.3%
1000 Main Street
Acton, MA 01720

David T. McKay                    50,000(2)                1.9%

Lee Spelke                        16,000(3)                0.6%

Richard C. Becker                 97,000(4)                3.7%

Arthur V. Josephson, Jr.          57,250(5)                2.2%

Dr. Stanley J. Robboy            309,005(6)               11.9%
104 Donegal Drive
Chapel Hill, NC  27514

Laurence Berger                   40,000(7)                1.6%

Calvin Hori                      145,000(8)                5.7%
35 Norwich Road
Wellesley, MA 02181

Henry Mehlman                    161,698(9)                6.4%
40 Bartlett Street
Marblehead, MA 01945

Bruce J. Rogow                   476,250(10)              18.9%
Winnie R. Rogow
220 Ocean Avenue
Marblehead, MA 01945

All directors and executive    1,463,232(11)              52.0%
officers as a group (6 people)

 (1) Includes 22,000 shares issuable upon the exercise of currently exercisable options. See "Certain Relationships and Related transactions."

 (2) Includes 50,000 Share issuable upon the exercise of currently exercisable options.

 (3) Includes 14,000 shares issuable upon the exercise of currently exercisable options.

 (4) Includes 96,000 shares issuable upon the exercise of currently exercisable options. See "Certain Relationships and related Transactions."

 (5) Includes 31,000 shares issuable upon the exercise of current exercisable options.

 (6) Includes  58,000  shares   issuable  upon  the  exercise   of
     currently exercisable options.

 (7) Includes 6,000 share issuable upon the exercise of currently exercisable option.

 (8) As reported on Schedule 13D filed with the Securities and Exchange Commission on August 11, 1995.

 (9) As reported on Schedule 13D filed with the Securities and Exchange Commission on June 5, 1995.

(10) As reported on Amendment No. 2 to the Schedule 13D filed with the Securities and Exchange Commission on March 12, 1998, filed by Bruce J. Rogow and Winnie R. Rogow relating to the beneficial ownership of (i) 5,000 shares of Common Stock held by Mr. Rogow's 401(k) account, (ii) 20,000 shares held by Mr. Rogow's retirement money purchase account, (iii) 95,000 shares of Common Stock held jointly, (iv) 4,000 shares held by Mrs. Rogow as custodian for Mr. and Mrs. Rogow's minor child, (v) 325,000 shares of Common Stock held by Rogow Opportunity Capital, LLC, a Massachusetts limited liability company ("Rogow Opportunity") of which Mr. and Mrs. Rogow are the sole members, and (vi) warrants (the "Warrants") held by Rogow Opportunity exercisable at any time or from time to time prior to March 2, 2003, to purchase up to 31,250 shares of Common Stock at an exercise price of $4.25 per share.

(11) Includes 277,000 shares issuable upon the exercise of currently exercisable options held by all directors and officers of the Company as a group.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997 the Company entered in to an agreement with Dr. Stanley J. Robboy a stockholder and director pursuant to which he agreed to lend money to the Company. The agreement provided for an unsecured $300,000 line of credit. The agreement provides for interest on the outstanding balance at the rate of 12% per annum. In connection with the loan, Dr. Robboy was granted options for up to 100,000 shares of common stock at a price of $2.00. per share. Dr. Searcy and Mr. Becker were granted 10,000 options priced at $2.00 in return for their guarantee of Dr. Robboy's unsecured $300,000 line of credit. At December 31, 1997, the loan balance was $192,439 and interest paid during 1997 was $21,321. At April 24, 1998, the balance of the loans was $267,439.