Form 10QSB
period 1998-03-31
PAMET SYSTEMS INC
filed 1998-05-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 1998

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                2,535,250
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        March 31, 1998 and December 31, 1997

        Condensed Statements of Operations
        for the quarter ended March 31, 1998
        and 1997

        Condensed Statement of Cash Flows
        for the three months ended March 31,
        1998 and 1997

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       1998        1997
                                                    ---------  ------------
CURRENT ASSETS                                     (unaudited)

   Cash                                              $38,705   $  40,522
   Accounts receivable, net of allowance for
      doubtful accounts of $60,000                   735,998     661,260
   Inventory                                          77,309      89,811
   Prepaid expenses and other current assets          67,603      39,594
   Receivable from Insurance Settlement                  --       --

       TOTAL CURRENT ASSETS                          919,615     831,187

PROPERTY AND EQUIPMENT, net                          948,137     945,970
OTHER ASSETS                                           4,190          --
RESTRICTED CASH                                       28,039      27,860

       TOTAL ASSETS                               $1,899,981  $1,805,017
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  724,012  $  627,227
   Accrued expenses                                  178,660     144,178
   Notes payable-related party                       192,439     192,439
   Deferred software maintenance revenue             157,234     279,823
   Current portion of long-term debt                  18,087      17,642

       TOTAL CURRENT LIABILITIES                   1,270,432   1,261,309

LONG TERM DEBT, less current portion                 473,969     478,317
UNEARNED SUPPORT REVENUE                              28,962      28,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,535,250 issued and outstanding      25,353      24,103
   Additional paid-in Capital                      5,306,821   4,776,821
   Accumulated deficit                            (5,205,556) (4,764,495)

       TOTAL STOCKHOLDERS EQUITY                     126,618      36,429

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,899,981  $1,805,017
                                                  ==========  ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended
                                         March 31
                                    ------------------

                                     1998       1997

Net sales                         $604,163   $607,506
Cost of product                    294,131    258,216
                                  --------   --------
                                   310,032    349,290

Operating expenses:
   Personnel costs                 336,408    206,815
   Rent, utilities and telephone    28,717     19,468
   Travel and entertainment         53,494     18,803
   Professional fees                62,570     19,014
   Depreciation                     18,042     13,328
   Research and Development        179,138         --
   Other operating expenses         49,075     41,592
                                  --------   --------

Total operating expenses           727,444    319,020

                                  --------   --------

Income (loss) from operations     (417,412)    30,270

Interest Income (expense), Net     (23,649)   (18,042)

Gain on Insurance Settlement            --

Net Income (loss)                 (441,061) $  12,228
                                  ========   ========

Earnings (loss) per common share     $(.17)     $ .01
                                     =====      =====

Shares used in Computing         2,535,250  2,102,250
  Earnings per Share

Earnings (loss) per common share-     --        $ .01
  assuming dilution                  =====      =====

Shares used in Computing              --    2,373,745
  Earnings Per Share-
  assuming dilution


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 1998      March 31, 1997
                                         --------------      --------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                            $ (441,061)     $   12,228

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   18,042          13,328
  Change in assets and liabilities:
  (Increase) in accounts receivable             ( 74,738)         (3,956)
  (Increase) Decrease in inventory                12,502          36,447
  (Increase) in prepaids and
     other current assets                        (28,009)         (1,723)
  (Increase) in other assets and restricted
     cash                                         (4,369)           (174)
  Increase (Decrease) in accounts payable         96,785         (56,909)
  (Decrease) in deferred software
     maintenance revenue                        (122,589)        (93,055)
  Increase (Decrease) in accrued expenses
    and other current liabilities                 34,482          (5,772)

                                               ---------       ---------

      Total adjustments                         ( 67,894)       (111,814)

      Net cash provided by (used
       in) operating activities                 (508,955)        (99,586)

Cash flows from investing
 activities:

  Expenditures for software development               --              --
  Expenditures for property and equipment        (20,209)         (9,509)
  Proceeds from insurance settlement
    for property and equipment                        --              --
                                               ---------       ---------

     Net cash used in investing activities      ( 20,209)         (9,509)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 1998   March 31, 1997
                                           --------------   --------------

Cash flows from financing activities:

  Payment of mortgage                            ( 3,903)         (3,450)
  Net change note payable
      related party                                   --          85,000
  Issuance of capital stock                      531,250              --
                                               ---------       ---------

      Net cash provided by
       financing activities                      527,347          81,550

  Net increase (decrease) in cash                 (1,817)        (27,545)

  Cash and cash equivalents at                    40,522          55,353
   beginning of period

  Cash and cash equivalents at
    end of period                                $38,705         $27,808
                                                 =======         =======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $16,232         $13,391


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement            --              --




          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three month period and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one year term through October 21, 1998 with monthly payments of $5,423.00, determined according to a twenty-year amortization period including interest at 10.0%. The remaining balance at March 31, 1998 was $492,056. The bank has required an interest bearing compensating balance account. On March 31, 1998 this account equaled $28,039.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview
        Pamet Systems, Inc. (the Company or Pamet Systems), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The company's suite of products is composed of four major components: PoliceServer, FireServer, MobileServer, and ImageServer. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

    Management believes that revenues for 1998 period were sustained at the 1997 levels by customers spending funds from grant awards under the "COPS MORE 96" portion of the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill). The grant applications for "COPS MORE 96" were submitted in October 1996 and the Company has seen many prospects and customers receive grant awards and proceed through the procurement process during 1997 and early in 1998. Also during the 1998 period, the Company has seen the continuation of a market shift to the MobileServer product. As a result of this market shift to mobile products, the Company joined forces with Cerulean Technology, Inc. in November 1997 to offer Cerulean PacketCluster PatrolTM wireless client/server software under a three-year private branding agreement as its exclusive mobile information solution. This MobileServer market shift has also caused the company to experience substantial one time product development, implementation engineering, and staff training costs which affected the results of operations in the last quarter of 1997 and the first quarter of 1998. Since a significant portion of the Mobileserver sales in the 1998 period were the result of the "COPS MORE 96" federal grant awards, the pricing on these sales reflected previous commitments made to customers during the grant application process and prior to the Cerulean agreement. These pricing commitments and the high hardware component of MobileServer sales have adversely affected product margins.

    Market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95 or NT Desktop graphical user interface have grown substantially during 1997 and 1998, especially in the Southeast market. The Company has completed substantial levels of development on the next generation of PoliceServer and Fireserver operating on a Microsoft NT platform. Phase one of PoliceServer 2 is nearing completion with delivery of a Beta version to a customer scheduled for June 1998. As the modules of the Company's records management system (RMS) and computer aided dispatch (CAD) are released operating in the Microsoft NT environment, the Company expects that the product mix will shift back to the higher margin PoliceServer and FireServer products. In addition, the Company incurred $179K of Research and Development expenditures in the 1998 period, most of which related to the new NT product.

    Subsequent to the end of the quarter, the next round of federal grants associated with the 1994 Crime Bill, "COPS MORE 98", were announced. The grant applications will be submitted in June 1998 and revenues from this round of grants awards is expected to impact sales in 1999. Prior to the submission of the grant applications, the Company will hold another round of grant preparation seminars for current and potential customers to assist them in preparing their grant proposals. The agencies that have attended the Company's seminars have generally received grant awards, however, there can be no assurance, as to when, if at all, these awards will result in sales to the Company. Until the 1994 Crime Bill grant program expires, a significant portion of the Company's sales will be reflective of these awards.

Three Months Ended March 31, 1998 vs.
   Three Months Ended March 31, 1997

      Net sales in the 1998 period remained relatively flat at $604,163, a .6% decrease from the 1997 period revenues of $607,506. The revenues for the
1998 period showed the continuing trend toward the Mobileserver product and the slowing of system sales while customers await the release of the Company's NT-based product as discussed above. However, the delays that were encountered in the awarding of grants associated with the "COPS MORE 96" program have resulted in continued sales and backlog associated with these grant awards in the 1998 period. The revenues for the 1998 period were comprised of one hardware upgrade, three ImageServer, and eight MobileServer systems compared to three ImageServer, two MobileServer, two PoliceServer and one FireServer systems during the 1997 period. The MobileServer sales in the 1998 period represented 74.3% of net hardware and software sales, up from 17.5% of net hardware and software sales in the 1997 period. Support revenues increased 18.1% to $122,688 for the 1998 period from $103,871 for the 1997 period reflecting the increase in the customer base from the 1997 period. Cost of product increased 13.9% or $35,915 to $294,131 for the 1998 period from $258,216 for the 1997 although revenues dropped slightly in the period. The resulting decrease in gross margin from from 57.5% in the 1997 period to 51.3% in the 1998 period reflects the significant increase in the lower margin MobileServer sales.

    Operating expenses increased $408,424 or 128.0% to $727,444 for the 1998 period compared to $319,020 for the 1997 period primarily due to increased spending on infrastructure and customer support capabilities, the addition of Technology Assemblers, Inc. (TAI) and its JailServer product in February 1998, and continued spending on research and product development. Research and development expenditures on NT product development of PoliceServer 2, a network search product, and a mobile product interface between PoliceServer and the new privately branded MobileServer product represented 43.9% or $179,138 of the increased spending. The Company has used outside resources to accomplish product development goals to minimize the long term financial commitments of the Company. The NT product development will continue throughout 1998 and into 1999 until all modules of PoliceServer and FireServer have been ported to the NT platform consistent with market demands.

    Personnel costs increased 62.7% to $336,408 for the 1998 period compared to $206,815 for the 1997 period. The increase is due to the continuing addition of resources including a new President and CEO in June
1997, a Vice President of Product Integration and Deployment in November 1997 and three former TAI employees in February 1998, and the restructuring of salary levels for critical resources in line with market salary levels. These personnel costs were incurred to support increased revenue growth with an expanded market and the introduction of an NT-based product. Rent, utilities and telephone increased 47.5% to $28,717 for the 1998 period from $19,468 for the 1997 period due primarily to the increased phone expense associated with the telephone support for the Company's growing client base outside the Northeast and the rent and associated expenses of a new Southeast region sales office in Maitland, Florida. Travel and entertainment expenses increased 184.5% to $53,494 for the 1998 period from $18,803 for the 1997 period. This increase primarily reflects the increase in travel associated with integrating the employees from the Southeast region into the corporate organization, the expenses associated with increased sales activity outside the Northeast, and the increased level of marketing activity including trade shows. Professional fees increased 229.1% to $62,570 for the 1998 period from $19,014 for the 1997 period, primarily due to the consulting fees associated with hiring an outside firm to update existing product documentation and the cost of a consultant to manage the process of securing additional equity financing to support the current product development. In addition, increased legal fees resulted from services associated with working capital loan agreements, the acquisition of the assets of TAI and the equity financing secured during the 1998 period from Rogow Opportunity Capital. Depreciation expense increased 35.4% to $18,042 for the 1998 period from $13,328 for the 1997 period due to the upgrading of some of the Company's computer systems. Other operating expenses increased 18.0% to $49,075 for the 1998 period from $41,592 for the 1997 period primarily due to increases in internet access and usage costs to allow the linking of corporate computer systems in remote locations to corporate headquarters.


      Net interest expense for the 1998 period was $23,649 compared to $18,042 for the 1997 period. This reflects the increased interest associated with the working capital loans.


      The net loss for the 1998 period was $(441,061) or $(.17) per share compared to net profit of $12,228 or $.01 per share for the 1997 period. The loss is due primarily to the lower margins associated the MobileServer product and increased operating expenses resulting from product development and the increased infrastructure costs which will position the Company for expected future revenue growth.




Liquidity and Capital Resources

      The Company's working capital improved to a deficit of $(350,817) from a deficit of $(430,122) at December 31, 1997 due to the private placement of 125,000 shares of common stock with Rogow Opportunity Capital, LLC (ROC) which increased the cash and stockholders' equity by $531,250. Cash decreased slightly to $38,705 at March 31, 1998 from $40,522 at December 31, 1997. Accounts receivable increased to $735,998 at March 31, 1998 from $661,260 at December 31, 1997 reflecting an increase in days sales outstanding approximately 90 days. All outstanding balances have been investigated and any customer satisfaction issues delaying payment are being worked.

      The Company's backlog was approximately $510,000 at March 31, 1998.
The Company is using the infusion of cash from the private placement with ROC in the first quarter on developing the NT product, increasing its operational infrastructure to enable it to execute anticipated increased sales volume and performing maintenance, adding enhancements, and upgrading the documentation on its current products. It is management's belief that this next generation of the Company's products should position the Company to be technologically compliant with the future public safety marketplace requirements of having a graphical user interface and being computer platform independent. The Company is continuing to consider projects to increase its cash position through business combinations, as well as capital raising alternatives. Subsequent to the end of the first quarter of 1998, the Company announced that it is offering $1,000,280 of its securities as the second phase of its multi-phased private placement program to raise an aggregate of $2 million to fund the development of the Windows/NT versions of its suite of products. The Company expects to complete this development effort by the second quarter of 1999. In addition, the Company also announced subsequent to the 1998 period that it has arranged a one-year receivables financing agreement with a credit line of up to $1.25 million with Silicon Valley Bank. The funds from this agreement will be used to fund working capital requirements. The Company continues to receive short term working capital commitments of up to $600,000 from Directors and Officers to support operations, if needed. The Company believes its existing backlog, current loan commitments, anticipated additional capital infusion and enhanced sales activities will be sufficient to ensure the continued operations through the year.

      As of March 31, 1998, the Company had accumulated approximately $4,400,000 and $2,600,000 in net operating loss carry forwards for federal and state income tax purposes respectively. The loss carry forwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carry forward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Inflation

         Inflation has not had a significant impact on the Registrant's operations to date.


Forward Looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, including statements regarding revenue expectations and product mix, grant awards, new product development, capital position and infusion, and ability to continue operations through the year, that may or may not materialize. These forward looking statements are subject to certain risks, including further delays in the grant and funding process which would impact future revenues, unanticipated development problems relating to new products, the inability to raise additional capital and the inability to complete and successfully integrate the TAI acquisition. Additional information of factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.





                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    On March 2, 1998 the Company sold 125,000 shares of Pamet Systems Common Stock at a price of $4.25 per share and warrants to purchase 31,250 shares of Common Stock at the exercise price of $4.25 for a total of $531,250 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securites Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof. Prior to the sale two outstanding loans from the same entity for a total of $300,000 were paid in full.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    None

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

        4    Form of Warrant
       27    Financial Date Schedule

    b. Reports on form 8-K

    March 5, 1998 a Form 8-K was filed pursuant to Rule 135C of the Securities Act of 1934 recording the press release referencing item 2.



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



            May 14, 1998                  Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer

Exhibit 4

FORM OF WARRANT

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AND NEITHER THIS WARRANT NOR SUCH SHARES MAY BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.


Void after 5:00 p.m. Eastern Standard Time, on March 2, 2003.


            WARRANT TO PURCHASE COMMON STOCK

                         OF

                PAMET SYSTEMS, INC.


FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Rogow Opportunity Capital LLC, a Massachusetts company, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing March 2, 1998, and prior to 5:00 P.M., Eastern Standard Time, on March 2, 2003, a total of thirty-one thousand two hundred fifty (31,250) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of $132,812.50 (computed on the basis of $4.25 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided. In the event of any such adjustment, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.

  1. Exercise of Warrant. This Warrant may be exercised, in whole at any time or in part from time to time, commencing March 2, 1998, and prior to 5:00 P.M., Eastern Standard Time, on March 2, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

The Aggregate Warrant Price or Per Share Warrant Price may be paid: (a) in cash, (b) by surrender to the Company of shares of its Common Stock with a fair value, on the date of exercise that is equal to the Aggregate Warrant Price or Per Share Warrant Price, as the case may be, in respect of the number of Warrants exercised, (c) by surrender to the Company of Warrants (as provided below) or (d) by a combination of (a), (b) or (c) hereof. The Holder shall have the right to convert Warrants or any portion thereof (the "Conversion Right") into Warrant Shares as provided in this paragraph, but only if, at the time of such conversion, the Per Share Warrant Price shall be less than the current market price per share of Common Stock and the Warrants shall otherwise be exercisable under the provisions of this Warrant. Upon exercise of the Conversion Right with respect to a particular number of Warrants (the "Converted Warrants"), the Company shall deliver to the Holder (without payment by the Holder of any cash or other consideration) that number of Warrant Shares equal to the quotient obtained by dividing (a) the difference between (i) the product of the fair value per share of Common Stock as of the date the Conversion Right is exercised (the "Conversion Date") and the number of Warrant Shares into which the Converted Warrants could have been exercised hereunder and (ii) the aggregate Per Share Warrant Price that would have been payable upon such exercise of the Converted Warrants as of the Conversion Date, by (b) the fair value per share of Common Stock as of the Conversion Date. For purposes of this paragraph, the fair value per share of Common Stock shall mean the average Closing Price of the Common Stock for the ten Trading Days immediately preceding the Conversion Date.

As used in this Section 1, Trading Day means, in the event that the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such exchange), a day on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such exchange, a day on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a day on which any New York Stock Exchange member firm is open for the transaction of business.

 As used in this Section 1, the Closing Price of the Company's Common Stock shall be the last reported sale price as shown on the Composite Tape of the New York Stock Exchange, or, in case no such reported sale price is quoted on such day, the average of the reported closing bid and asked prices on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, the last reported sales price, or in case no such reported sales price is quoted on such day, the average of the reported closing bid and asked prices, on the principal national securities exchange (including, for purposes hereof, the National Association of Securities Dealers, Inc. National Market System) on which the Common Stock is listed or admitted to trading, or, if it is not listed or admitted to trading on any national securities exchange, the average of the high closing bid price and the low closing asked price as reported on an inter-dealer quotation system. In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.

Payment for Warrant Shares if made by cash shall be made by certified or official bank check payable to the order of the Company. If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.

No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.

2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.

3. Anti-Dilution Provisions.

 (a) In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

(b) In case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the continuing corporation, or in case of any sale or conveyance to another entity of the property of the Company as an entirety or substantially as an entirety, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holder shall have the right thereafter to exercise this Warrant for the kind and amount of securities, cash or other property which he would have owned or have been entitled to receive immediately after such consolidation, merger, statutory exchange, sale or conveyance had such Warrant been exercised immediately prior to the effective date of such consolidation, merger, statutory exchange, sale or conveyance and in any such case, if necessary, appropriate adjustment shall be made in the application of the provisions set forth in this Section 3 with respect to the rights and interests thereafter of the Holder to the end that the provisions set forth in this Section 3 shall thereafter correspondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or property thereafter deliverable on the conversion of this Warrant. The above provisions of this subsection (b) shall similarly apply to successive consolidations, mergers, statutory exchanges, sales or conveyances. Notice of any such consolidation, merger, statutory exchange, sale or conveyance and of said provisions so proposed to be made, shall be mailed to the Holder not less than 30 days prior to such event. A sale of all or substantially all of the assets of the Company for a consideration consisting primarily of securities shall be deemed a consolidation or merger for the foregoing purposes.

(c) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.

 4. Fully Paid Stock; Taxes. The Company agrees that the shares of the Common Stock represented by each and every certificate for Warrant Shares delivered on the proper exercise of this Warrant shall, at the time of such delivery, be validly issued and outstanding, fully paid and nonassessable, and not subject to preemptive rights, and the Company will take all such actions as may be necessary to assure that the par value or stated value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. Subject to Section 5(e) hereof, the Company further covenants and agrees that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor. The Holder covenants and agrees that it shall pay, when due and payable, any and all federal, state and local income or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor.

5. Transfer

(a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 10(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.

(b) Conditions to Transfer. Prior to any such proposed transfer (including, without limitation, a transfer by will or pursuant to the laws of descent and distribution), and as a condition thereto, if such transfer is not made pursuant to an effective registration statement under the Securities Act, the Holder will, if requested by the Company, deliver to the Company (i) an investment covenant, in form and substance equivalent to that signed by the original Holder of this Warrant, signed by the proposed transferee, (ii) an agreement by such transferee to the restrictive investment legend set forth herein on the certificate or certificates representing the securities acquired by such transferee, (iii) an agreement by such transferee that the Company may place a "stop transfer order" with its transfer agent or registrar, and (iv) an agreement by the transferee to indemnify the Company to the same extent as set forth in the next succeeding paragraph.

(c) Indemnity. The Holder acknowledges that the Holder understands the meaning and legal consequences of this Section 5, and the Holder hereby agrees to indemnify and hold harmless the Company, its representatives and each officer and director thereof from and against any and all loss, damage or liability (including all attorneys' fees and costs incurred in enforcing this indemnity provision) due to or arising out of (a) the inaccuracy of any representation or the breach of any warranty of the Holder contained in, or any other breach by the Holder of, this Warrant, (b) any transfer of the Warrant or (c) any untrue statement or omission to state any material fact in connection with the investment representations or with respect to the facts and representations supplied by the Holder to counsel to the Company upon which its opinion as to a proposed transfer shall have been based.

(d) Transfer. Upon surrender of this Warrant to the Company or at the office of its stock transfer agent, if any, with assignment documentation duly executed and funds sufficient to pay any transfer tax, and upon compliance with the foregoing provisions, the Company shall, without charge, execute and deliver a new Warrant in the name of the assignee named in such instrument of assignment, and this Warrant shall promptly be canceled. Any assignment, transfer, pledge, hypothecation or other disposition of this Warrant attempted contrary to the provisions of this Warrant, or any levy of execution, attachment or other process attempted upon the Warrant, shall be null and void and without effect.

(e) Legend and Stop Transfer Orders. Unless the Warrant Shares have been registered under the Securities Act, upon exercise of any part of the Warrant and the issuance of any of the Warrant Shares, the Company shall instruct its transfer agent to enter stop transfer orders with respect to such shares, and all certificates representing Warrant Shares shall bear on the face thereof substantially the following legend, insofar as is consistent with Massachusetts law:

"The shares of common stock represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold, offered for sale, assigned, transferred or otherwise disposed of unless registered pursuant to the provisions of that Act or an opinion of counsel to the Company is obtained stating that such disposition is in compliance with an available exemption from such registration."

6. Loss, etc. of Warrant. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.

7. Warrant Holder Not Shareholder. Except as otherwise provided herein, this Warrant does not confer upon the Holder any right to vote or to consent to or receive notice as a shareholder of the Company, as such, in respect of any matters whatsoever, or any other rights or liabilities as a shareholder, prior to the exercise hereof.

8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:

(a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or

(b) the Holder at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or such other address as the Holder has designated in writing to the Company.

9. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the State of New York without giving effect to the principles of conflict of laws thereof.

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this ______ day of ____________, 1998.


ATTEST:                                     PAMET SYSTEMS, INC.



_______________________             By:___________________________________
Name:
Title:

SUBSCRIPTION

The undersigned, __________________________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for the purchase of _________________________ shares of the Common Stock of PAMET SYSTEMS, INC. covered by said Warrant, and makes payment therefor in full at the price per share provided by said Warrant.



Dated __________________    Signature__________________________

Address____________________________

       ____________________________


ASSIGNMENT

FOR VALUE RECEIVED _________________________ hereby sells, assigns and transfers unto _________________________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint
_________________________, attorney, to transfer said Warrant on the books of PAMET SYSTEMS, INC.

Dated __________________        Signature_________________________

Address___________________________

       ___________________________

PARTIAL ASSIGNMENT

FOR VALUE RECEIVED _________________________ hereby assigns and transfers unto _________________________ the right to purchase
_________________________ shares of the Common Stock of PAMET SYSTEMS, INC. by the foregoing Warrant, and a proportionate part of said Warrant and the rights evidenced hereby, and does irrevocably constitute and appoint _________________________, attorney, to transfer that part of said Warrant on the books of PAMET SYSTEMS, INC.


Dated ___________________   Signature__________________________

Address____________________________

       ____________________________