Form 10QSB
period 1998-06-30
PAMET SYSTEMS INC
filed 1998-08-14
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended June 30, 1998

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                2,536,250
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        June 30, 1998 and December 31, 1997

        Condensed Statements of Operations
        for the quarter ended June 30, 1998
        and 1997 and six month period ended
        June 30, 1998 and 1997

        Condensed Statement of Cash Flows
        for the six months ended June 30,
        1998 and 1997

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            June 30,  December 31,
                                                       1998        1997
                                                    ---------  ------------
CURRENT ASSETS                                     (unaudited)

   Cash                                             $104,414   $  40,522
   Accounts receivable, net of allowance for
      doubtful accounts of $60,000                   573,847     661,260
   Inventory                                          56,453      89,811
   Prepaid expenses and other current assets         135,963      39,594
   Receivables from Silicon Bank                      87,485          --

       TOTAL CURRENT ASSETS                          958,162     831,187

PROPERTY AND EQUIPMENT, net                          938,116     945,970
OTHER ASSETS                                           4,190          --
RESTRICTED CASH                                       28,217      27,860

       TOTAL ASSETS                               $1,928,685  $1,805,017
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  933,284  $  627,227
   Accrued expenses                                  214,087     144,178
   Loan payable-American Express                      25,000          --
   Notes payable-related party                       500,000     192,439
   Deferred software maintenance revenue              72,960     279,823
   Current portion of long-term debt                  20,484      17,642

       TOTAL CURRENT LIABILITIES                   1,765,815   1,261,309

LONG TERM DEBT, less current portion                 467,569     478,317
UNEARNED SUPPORT REVENUE                              28,962      28,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,536,250 issued and outstanding      25,363      24,103
   Additional paid-in Capital                      5,306,831   4,776,821
   Accumulated deficit                            (5,665,855) (4,764,495)

       TOTAL STOCKHOLDERS EQUITY                    (333,661)     36,429

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,928,685  $1,805,017
                                                  ==========  ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                  ------------------      -----------------

                                   1998       1997         1998      1997

Net sales                       $897,304   $432,105  $1,501,467 $1,039,611
Cost of product                  423,269    249,937     717,400    508,154
                                --------   --------   ---------  ---------
                                 474,035    182,168     784,067    531,457

Operating expenses:
   Personnel costs               385,264    220,979     721,673    427,794
   Rent, utilities & telephone    35,597     16,143      64,314     35,611
   Travel and entertainment       48,134     33,838     101,628     52,640
   Professional fees              77,669     46,843     140,239     65,857
   Depreciation                   19,191     14,237      37,233     27,567
   Research and development      196,679         --     375,817         --
   Other operating expenses      135,588     63,757     184,662    105,349
                                --------   --------    --------   --------
Total operating expenses         898,122    395,798   1,625,566    714,818

                                --------   --------   ---------   --------

Income (loss) from operations   (424,087)  (213,630)   (841,499)  (183,361)

Interest income (expense), net   (36,213)   (17,544)    (59,862)   (35,585)

Gain on insurance settlement          --     40,000          --     40,000

Net income (loss)              $(460,300) $(191,174)  $(901,361) $(178,946)
                                ========   ========   =========   ========

Earnings (loss) per common share   $(.18)     $(.08)      $(.36)     $(.08)
                                   =====      =====       =====      =====

Shares used in computing       2,536,250  2,320,050   2,536,250  2,320,050
  earnings per share



          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                   Six Months Ended
                                         June 30, 1998        June 30, 1997
                                         --------------      --------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                            $ (901,361)     $ (178,946)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   37,233          27,567
  Gain on insurance settlement                        --         (40,000)
  Change in assets and liabilities:
  (Increase) Decrease in accounts receivable      87,413        (168,328)
  Decrease in inventory                           33,358          19,884
  (Increase) Decrease in prepaids and
     other current assets                        (96,369)            849
  (Increase in receivable from Silicon Bank      (87,485)             --
  (Increase) in other assets and restricted
     cash                                         (4,547)           (352)
  Increase in accounts payable                   306,057          54,078
  (Decrease) in deferred software
     maintenance revenue                        (206,863)       (145,060)
  Increase in accrued expenses
    and other current liabilities                 69,909           6,160

                                               ---------       ---------

      Total adjustments                          138,706        (245,202)

      Net cash provided by (used
       in) operating activities                 (762,655)       (424,148)

Cash flows from investing
 activities:

  Expenditures for software development               --              --
  Expenditures for property and equipment        (29.378)        (33,444)
  Proceeds from insurance settlement
    for property and equipment                        --              --
                                               ---------       ---------

     Net cash used in investing activities      ( 29,378)        (33,444)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                  Six Months Ended
                                            June 30, 1998    June 30, 1997
                                           --------------   --------------

Cash flows from financing activities:

  Payment of mortgage                            ( 7,906)        (6,989)
  Net change note payable
      related party                              307,561        100,660
  Issuance of capital stock                      531,270        555,856
  Net change loan payable American Express        25,000             --
                                               ---------       --------

      Net cash provided by
       financing activities                      855,925        448,207

  Net increase (decrease) in cash                 63,892        ( 9,385)

  Cash and cash equivalents at                    40,522         55,353
   beginning of period

  Cash and cash equivalents at
    end of period                              $ 104,414       $ 45,968
         $27,808
                                                 =======         ======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $31,965        $40,695


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement            --        $17,500
    Net book value of fixed assets lost on
     insurance settlement                             --        $26,465




          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three and six month periods ended
June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one year term through October 21, 1998 with monthly payments $5,423.00 determined according to a twenty-year amortization period including interest at 10.0%. The remaining balance at June 30, 1998 was $488,053. The bank has required an interest bearing compensating balance account. On June 30, 1998 this account equaled $28,217.

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

    Management believes that revenues for the second quarter of 1998 (the 1998 period) more than doubled from the 1997 levels as a result of customers' spending funds from grant awards under the "COPS MORE 96" portion of the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill). The grant applications for "COPS MORE 96" were submitted in October 1996 and the Company has seen many prospects and customers receive grant awards and proceed through the procurement process during 1997 and the first half 1998. Also during the 1998 period, the Company has seen the continuation of a market shift to the MobileServer product. As a result of this market shift to mobile products, the Company joined forces with Cerulean Technology, Inc. in November 1997 to offer Cerulean PacketCluster PatrolTM wireless client/server software under a three-year private branding agreement as its exclusive mobile information solution. Since a significant portion of the MobileServer sales in the 1998 period were the result of the "COPS MORE 96" federal grant awards, the pricing on these sales reflected previous commitments made to customers during the grant application process nearly two years prior to shipment and before the Cerulean agreement. Although the Company was successful in renegotiating a significant number of these sales, the earlier pricing commitments and the high hardware component of MobileServer sales continue to adversely affect product margins.

    Market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95 or NT Desktop graphical user interface have grown substantially during 1997 and 1998, especially in the Southeast market. The Company has completed substantial levels of development on the next generation of PoliceServer and Fireserver operating on a Microsoft NT platform. The on-time delivery of Phase one of PoliceServer 2 to test in June allowed a major Massachusetts police department to select the Company's NT version of PoliceServer as its' software, and delivery and installation of a Beta version is scheduled for August 1998. As the modules of the Company's records management system
(RMS) and computer aided dispatch (CAD) operating in the Microsoft NT environment are released, the Company expects that the product mix may shift back to the higher margin PoliceServer and FireServer products. During the 1998 period, the Company incurred $197,000 of Research and Development expenditures, most of which related to the new NT product.

    During 1998 the Company also focused efforts on resolving outstanding customer support issues and providing enhancements to its current suite of products. A new release of ImageServer was distributed to customers, while the final releases of the current PoliceServer and FireServer products entered testing before their release to customers in the third quarter of 1998. In addition, Querystation enhancements, MobileServer to dispatch interface capabilities, and a map display capability for dispatch were completed. The Company's engineers have performed extensive testing to ensure that all products are not only compliant but also failsafe with regard to the year 2000. Pamet software was developed to store and calculate date related information using 4-digit values, so records dated December 31, 1999 will be followed by records dated January 1, 2000.

    During the quarter, the next round of federal grants associated with the 1994 Crime Bill, "COPS MORE 98", were announced. The COPS MORE 98 grant program is national in scope and very competitive, with police departments of all sizes and types competing for a total of $200 million in funds which must be matched by $66M in local matching share. The grant applications were submitted in June 1998 and revenues from this round of grant awards are expected to impact sales in fiscal 1999. Prior to the submission of the grant applications, the Company held another round of its successful grant preparation seminars for current and potential customers to assist them in preparing their grant proposals. This program, aimed at assisting agencies throughout the grant application process, reached over 900 attendees at 30 seminars in 27 cities in 15 states. In addition, the Company extended an offer to provide further support via telephone or fax to those agencies needing additional assistance with the complex application. This assistance is especially helpful for smaller departments that lack experienced grant-writing staff. The special grant advisory team at Pamet provided aid to more than 130 agencies. The agencies that have attended the Company's seminars have generally received grant awards, however, there can be no assurance, as to when, if at all, these awards will result in sales to the Company. Until the 1994 Crime Bill grant program expires, a significant portion of the Company's sales will be reflective of these awards.


Three Months Ended June 30, 1998 vs.
    Three Months Ended June 30, 1997

    Net sales in the 1998 period increased 107.7% to $897,304 from $432,105 for the 1997 period. The revenues for the 1998 period showed a continued trend toward the MobileServer product although the sales assoicated with the mobile product as a percentage of total revenue is down slightly from the first quarter of 1998. The delays that were encountered in the awarding of grants associated with the "COPS MORE 96" program in the prior periods have resulted in continued sales and backlog associated with these grant awards in the 1998 period. The revenues for the 1998 period were comprised of two PoliceServer systems, three hardware upgrades, two ImageServer systems, and eight MobileServer systems compared to three ImageServer and two MobileServer systems during the 1997 period. The MobileServer sales in the 1998 period represented 55.5% of net hardware and software sales, up from 25.8% of net hardware and software sales in the 1997 period, although decreasing from the 74.3% of revenue level in the first quarter of 1998. Support revenues increased 14.4% to $134,785 for the 1998 period from $117,853 for the 1997 period reflecting the increase in the customer base from the 1997 period. Cost of product increased 69.4% or $173,332 to $423,269 for the 1998 period from $249,937 for the 1997. The resulting increase in gross margin from 42.2% in the 1997 period to 52.8% in the 1998 period reflects the significant increase in MobileServer and ImageServer margins,and an increase in sales of the higher margin PoliceServer systems.

    Operating expenses increased $502,324 or 126.9% to $898,122 for the 1998 period compared to $395,798 for the 1997 period primarily due to increased spending on infrastructure and customer support capabilities, the addition of Technology Assemblers, Inc. (TAI) in February 1998, and continued spending on research and product development. Research and development expenditures on the NT development of PoliceServer 2 and Dispatch, a network search product, and enhancements to the ImageServer product represented $196,679 or 39.2% of the increase in spending. The Company has used outside contract development resources to accomplish product development goals to minimize the long term financial commitments of the Company. The NT product development will continue throughout 1998 and into 1999 until all modules of PoliceServer and FireServer have been ported to the NT platform consistent with market demands.

    Personnel costs increased 74.3% to $385,264 for the 1998 period compared to $220,979 for the 1997 period. The increase is due to the continuing addition of resources including a new President and CEO in June 1997, a Vice President of Product Integration and Deployment in November 1997, three former TAI employees in February 1998, a Customer Support manager in May 1998, and a sales representative in the Northeast region in April 1998. In addition the Company has restructured the salary levels for critical resources in line with market salary levels and hired summer employees to help with testing of new product development and enhancements. These personnel costs were incurred to support increased revenue growth in an expanded market and the introduction of an NT-based product. Rent, utilities and telephone increased 120.5% to $35,597 for the 1998 period from $16,143 for the 1997 period due primarily to the increased phone expense associated with the telephone support for the Company's growing client base outside the Northeast and the rent and associated expenses, including telephone, of a new Southeast regional sales office in Maitland, Florida. Travel and entertainment expenses increased 42.2% to $48,134 for the 1998 period from $33,838 for the 1997 period. This increase primarily reflects the travel associated with increased sales activity outside the Northeast, the increased level of marketing activity including trade shows, and the expenses associated with the grant preparation seminars held in 15 states. Professional fees increased 65.8% to $77,669 for the 1998 period from $46,843 for the 1997 period, primarily due to the consulting fees associated with hiring an outside firm to update existing product documentation and the cost of a financial consultant. Depreciation expense increased 34.8% to $19,191 for the 1998 period from $14,238 for the 1997 period due to the upgrading of the Company's computer systems in the second half of 1997 and early 1998. Other operating expenses increased 112.7% to $135,588 for the 1998 period from $63,757 for the 1997 period primarily due to increases in internet access and high speed links to remote sites; significant incrteases in marketing spending on trade shows, marketing materials including the design of a new logo, and COPS MORE grant seminars; and increases in office supplies to support the increased level of business; training expenses associated with the new installations.

    Net interest expense for the 1998 period was $36,213 compared to $17,544 for the 1997 period. This reflects the increased interest associated the Company's receivables financing agreement with Silicon Valley Bank and the increased use of working capital loans from directors

    The net loss for the 1998 period was $(460,300) or $(.18) per share compared to net loss of $(191,174) or $(.08) per share for the 1997 period. The loss is due primarily to increased operating expenses resulting from product development and the increased infrastructure costs which the Company believes will position the Company for expected future revenue growth.

Six Months Ended June 30, 1998 vs.
    Six Months Ended June 30, 1997

    Net sales for the six month period ended June 30, 1998 (the 1998 period) increased $461,856 or 44.4% to $1,501,467 from $1,039,611 for the six month period ended June 30, 1997 (the 1997 period). The increase in sales reflects a 362% increase in the sales of the Company's MobileServer product and an increase in support revenues offset by a decrease in the sales of its PoliceServer and FireServer products and revenues from low margin third-party products sold with a major installation in the Southeast during the 1997 period. Support revenues increased 16.1% to $257,473 for the 1998 period from $221,724 for the 1997 period reflecting the increase in the customer base from the 1997 period. Cost of product increased 41.2% to $717,400 for the 1998 period from the $508,154 for the 1997 period reflecting a similar increase in sales for the period. The increase in sales of the lower margin MobileServer systems was offset by the reduction in the effectively pass through sales of third party products for a major installation in the southeast during the 1997 period. Gross margin increased slightly to 52.2% for the 1998 period from 51.1% for the 1997 period. The slight improvement in margin can be attributed to the decrease in third party sales and a significant improvement in the MobileServer margins.

    Operating expenses increased $910,748 or 127.4% to $1,625,566 for the 1998 period compared to $714,818 for the 1997 period. Expenditures on research and development contributed $375,817 or 41.3% of the increase. The most significant portion of these expenditures was on the porting of the Company's products to the NT platform, development of a network search product, developing an interface between PoliceServer and the Cerulean mobile product, and enhancements to the ImageServer product. Personnel costs increased 68.7% to $721,673 for the 1998 period from $427,794 for the 1997 period. This reflects the hiring of a new President and Chief Executive Officer in June 1997, the addition of a Vice President of Product Integration and Deployment in November 1997, the integration of three employees of Technology Assemblers, Inc. upon acquisition of that company in February, 1998, and the realignment of salaries within the company with market rates. In addition, a Customer Support Manager and a sales representative in the Northeast were added late in the quarter. All these resources are focused on new product development and expanding the Company's infrastructure to handle the anticipated increased level of business in the future. Rent, utilities and telephone expenses increased $28,703 or 80.6% to $64,314 for the 1998 period from $35,611 for the 1997 period. This increase is almost entirely associated with the addition of a regional office in Maitland, FL and the increased sales and support costs outside the New England area. Travel and entertainment expenses increased 93.1% to $101,628 for the 1998 period from $52,640 for the 1997 period reflecting the increased travel associated with integrating the employees from the Southeast region into the corporate organization, the significant increase in sales and marketing initiatives outside the Northeast including attendance at trade shows and the COPS MORE 1998 grant seminars. Professional fees increased 112.9% to $140,239 for the 1998 period from $65,857 for the 1997 period due to the increase in the Company's use of legal services associated with establishing a line of credit loan, work associated with a private placement of the Company's stock, employment agreements for the officers, and the legal work associated with the acquisition of Technology Assemblers Inc. Consulting expenses for product documentation services,the cost of a financial consultant, and installation of an upgraded financial package.also contributed to the increase. Depreciation expense increased 35.1% to $37,233 for the 1998 period from $27,567 for the 1997 period reflecting the depreciation associated with the upgrades of the Company's computer equipment. Other operating expenses increased 75.3% to $184,662 for the 1998 period from $105,349 for the 1997 period. These increases reflect spending for high speed internet access and links to remote corporate locations; marketing programs, trade shows, and grant seminars; and office and training supplies used to support the increased level of business.

    Net interest expense was $59,862 for the 1998 period compared to $35,585 for the 1997 period. This increase reflects the interest associated with the receivable financing agreement with Silicon Valley Bank and increased usage of working capital loan commitments from directors.

    The net loss for the 1998 period was $(901,361) or $(.36) per share compared to a net loss of $(178,946) or $(.08) per share for the 1997 period. The loss for the period can be attributed to the significant spending on research and development and the spending associated with the commitment to build the Company's infrastructure to meet anticipated future business.


Liquidity and Capital Resources

    The Company's working capital deteriorated to a deficit of $(807,653) from a deficit of $(430,122) at December 31, 1997 due to delays in securing equity financing to fund the current level of research and development spending and the additional expenses associated with the increased corporate infrastructure. The private placement of 125,000 shares of common stock with Rogow Opportunity Capital, LLC (ROC) which increased the cash and stockholders' equity by $531,250 during the first quarter of 1998 represented the first phase in a multi phase project to secure equity financing to support porting the Company's products to NT and fund future anticipated growth. Cash increased to $104,414 at June 30, 1998 from $40,522 at December 31, 1997 through the utilization of loan agreements with directors and the receivables financing agreement with Silicon Valley Bank. Accounts receivable decreased to $573,847 at June 30, 1998 from $661,260 at December 31, 1997 in spite of the increase in sales as a result of the receivables financing agreement signed in the second quarter of 1998.

    The Company's backlog was approximately $400,000 at June 30, 1998. The Company is using the infusion of cash from the private placement with ROC in the first quarter and the funds available as a result of the current loan agreements on developing the NT product, supporting its increased operational infrastructure to enable it to execute anticipated increased sales volume and performing maintenance, adding enhancements, and upgrading the documentation on its current products. It is management's belief that the next generation of the Company's products should address future public safety market demands of having a graphical user interface and being computer platform independent.

    The Company is continuing to consider projects to increase its cash position through business combinations, as well as capital raising
alternatives.   In addition, during the 1998 period, the Company entered
into a one-year receivables financing agreement with a credit line of up to $1.25 million with Silicon Valley Bank. The monthly interest rate on the average daily balance is 1.6% with a one time .25% administrative fee on the face amount of the purchased receivable. The financing will cover receivables outstanding for up to 120 days and Silicon retains a 20% reserve until the receivable is paid. The funds from this agreement will be used to fund working capital requirements. The Company continues to receive short term working capital commitments of up to $600,000 from Directors to support operations, as needed. The Company is also currently negotiating a new product partnership and development line of credit. The Company believes its existing backlog, current loan commitments, anticipated additional capital infusions and enhanced sales activities will be sufficient to ensure the continued operations through the year.

    As of June 30, 1998, the Company had accumulated approximately $4,900,000 and $3,100,000 in net operating loss carry forwards for federal and state income tax purposes respectively. The loss carry forwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carry forward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


Inflation

    Inflation has not had a significant impact on the Company's operations to date.


Forward Looking Statements

    This Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements, including statements regarding the timing of delivery of NT-based products, revenue expectations and product mix, the effect of grant awards, new product development and capabilities, capital position and infusion, and ability to continue operations through the year, that may or may not materialize. These forward looking statements are subject to certain risks, including further delays in the grant and funding process which would impact future revenues, unanticipated development problems relating to new products, the inability to raise additional capital and the inability to complete and successfully integrate the TAI acquisition. Additional information of factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.





                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    On June 11, 1998 the Company issued a promissary note for $200,000 to
    one entity, which   is an accredited investor as defined in Rule 501(a)
    under the securities Act of 1933, as amended (the "Act"). Interest to be paid at a rate of 10% per annum. As further consideration for this loan by the holder to the Company, the holder may apply unpaid principal in a subsequent private placement thereof to the purchase price of the securities offered to outside investors on the terms stated in the note.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    The Company held its 1998 Annual Meeting of Stockholders on
    June 12, 1998.

    At the Annual Meeting, Dr. Stanley J. Robboy and David T. McKay were elected as directors. The voting results for the election of directors were as follows:

                                        FOR              WITHHELD

        Dr. Stanley J. Robboy       2,314,910              2900
        David T. McKay              2,316,310              1500

    In addition the following other directors continued as such after the meeting: Richard C. Becker, Arthur V. Josephson, Bruce J. Rogow,
    Dr. Joel B. Searcy, and Lee Spelke.

    The shareholders also approved the adoption of the 1998 Stock Option Plan. The number of shares of Common Stock voted for the adoption of the plan were 1,233,293, against were 42,550, abstaining were 2,200, not voted were 1,039,767.

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

        4    $200,000 Promissary Note dated 6/11/98
       10    Silicon Valley Financial Services Agreement
       27    Financial Date Schedule

    b. Reports on form 8-K

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



            August 14, 1998               Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer



EXHIBITS

Exhibit 4  Promissory Note

                    PAMET SYSTEMS, INC.

                       PROMISSORY NOTE


$200,000                                                  June 11, 1998

FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), with its principal office at 1000 Main Street, Acton, Massachusetts 01720, promises to pay to the order of Rogow Opportunity Capital LLC, a Massachusetts limited liability company (the "Holder"), with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or its assigns, on June 1, 1999 (the "Maturity Date"), the principal amount of TWO HUNDRED THOUSAND DOLLARS ($200,000), in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public or private debts, together with interest on the unpaid balance of said principal amount from time to time outstanding at the rate of ten (10 %) percent per annum. Notwithstanding the foregoing, this Note may be prepaid or called by the Company at any time in whole or in part without penalty or premium, but with at least five days notice to the Holder. Interest shall accrue to and include the date on which prepayment is made. Payments of principal and interest are to be made at the address of the Holder designated in Section 5.4 or at such other place as the Holder shall have notified the Company in writing at least five days before such payment is due.

1. Events of Default. (a) Upon the occurrence of any of the following events (herein called "Events of Default"):

  (i) The Company shall fail to pay the principal of or interest on this Note on the Maturity Date;

 (ii) (A) The Company shall commence any proceeding or other action relating to it in bankruptcy or seek reorganization, arrangement, readjustment of its debts, receivership, dissolution, liquidation, winding-up, composition or any other relief under any bankruptcy law, or under any other insolvency, reorganization, liquidation, dissolution, arrangement, composition, readjustment of debt or any other similar act or law, of any jurisdiction, domestic or foreign, now or hereafter existing; or (B) the Company shall admit the material allegations of any petition or pleading in connection with any such proceeding; or (C) the Company shall apply for, or consent or acquiesce to, the appointment of a receiver, conservator, trustee or similar officer for it or for all or a substantial part of its property; or (D) the Company shall make a general assignment for the benefit of creditors;


(iii) (A) The commencement of any proceedings or the taking of any other action against the Company in bankruptcy or seeking reorganization, arrangement, readjustment of its debts, liquidation, dissolution, arrangement, composition, or any other relief under any bankruptcy law or any other similar act or law of any jurisdiction, domestic or foreign, now or hereafter existing and the continuance of any of such events for sixty
(60) days undismissed, unbonded or undischarged; or (B) the appointment of a receiver, conservator, trustee or similar officer for the Company for any of its property and the continuance of any of such events for sixty (60) days undismissed, unbonded or undischarged; or (C) the issuance of a warrant of attachment, execution or similar process against any of the property of the Company and the continuance of such event for sixty (60) days undismissed, unbonded and undischarged;
then, and in any such event, the Holder, at its option and without written notice to the Company, may declare the entire principal amount of this Note then outstanding together with accrued unpaid interest thereon immediately due and payable, and the same shall forthwith become immediately due and payable without presentment, demand protest, or other notice of any kind, all of which are expressly waived. The Events of Default listed herein are solely for the purpose of protecting the interests of the Holder of this Note.

(b) Collection Costs; Attorney's Fees. In the event this Note is turned over to an attorney for collection upon the occurrence of an Event of Default, the Company agrees to pay all reasonable costs of collection, including reasonable attorney's fees and expenses and all out of pocket expenses incurred in connection with such collection efforts, which amounts may, at the Holder's option, be added to the principal hereof.

2. Purchase Option. As further consideration for this loan by the Holder to the Company, at its election, the Holder may apply up to One Hundred Thousand Dollars ($100,000) of the unpaid principal hereof and accrued and unpaid interest hereon to the purchase price of the securities offered for sale in the next occurring private placement of securities offered to outside investors (anticipated to occur prior to December 31, 1998), at 51.6% of the lowest purchase price paid by outside investors in such placement, and the remaining unpaid principal and accrued and unpaid interest may be applied, at the lowest purchase price paid by outside investors in such placement, to the purchase such securities on the same terms and conditions on which other investors invest.

3. Obligation to Pay Principal and Interest; Covenants. No provision of this Note shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and interest on this Note at the place, at the respective times, at the rates, and in the currency herein prescribed.

4.   Repayment.  Page one of this Note defines the Maturity Date.

4.1 Interest. Subject to Section 2, interest payments shall be made by the Company to the Holder on March 31, June 30, September 30, and December 31 of each year beginning on September 30, 1998, until such time as the outstanding principal and interest on this note have been paid in full. In no event shall the interest rate payable hereunder be higher than the maximum amount payable under applicable law.


4.2 Principal. Subject to Section 2, the Company shall pay the outstanding principal amount of the Note on the Maturity Date.

5.   Miscellaneous.

5.1 Required Consent. The Company may not modify any of the terms of this Note without the prior written consent of the Holder.

5.2 Lost Documents. Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Note or any Note exchanged for it, and (in the case of loss, theft or destruction) of indemnity satisfactory to it, and upon reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Note, if mutilated, the Company will make and deliver in lieu of such Note a new Note of like tenor and unpaid principal amount and dated as of the original date of the Note.

5.3 Benefit. This Note shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns.

5.4 Notices and Addresses. All notices, offers, acceptances and any other acts under this Note (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressee in person, by Federal Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

To the Holder:          220 Ocean Avenue
                        Marblehead, Massachusetts 01945
                        Attn: Bruce Rogow
                        Fax:  (781) 639-2862

To the Company:         1000 Main Street
                        Acton, Massachusetts 01720
                        Attn:  Richard C. Becker
                        Fax:   (978) 263-4158

In either case with copies to:
                        Shereff, Friedman, Hoffman & Goodman, LLP
                        919 Third Avenue
                        New York, New York 10022
                        Attn: David S. Rosenthal, Esq.
                        Fax: (212) 758-9526

or to such other address as any of them, by notice to the others may designate from time to time. Time shall be counted to, or from, as the case may be, the delivery in person or five (5) business days after mailing.


5.5 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Holder hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.

5.6 Section Headings. Section headings herein have been inserted for reference only and shall not be deemed to limit or otherwise affect, in any matter, or be deemed to interpret in whole or in part any of the terms or provisions of this Note.

5.7 Survival of Representations, Warranties and Agreements. The representations, warranties and agreements contained herein shall survive the delivery of this Note.

IN WITNESS WHEREOF, this Note has been executed and delivered on the date specified above by the duly authorized representative of the Company.

                                      PAMET SYSTEMS, INC.


                                      By:_______________________
                                      Name: Richard C. Becker
                                      Title:  Vice President



Exhibit 10


                                Silicon Valley Financial Services
                                A Division of Silicon Valley Bank
                                      3003 Tasman Drive
                                     Santa Clara, Ca. 95054
                                (408) 654-1000 - Fax (408) 980-6410

ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

    This Accounts Receivable Purchase Agreement (the "Agreement") is made on this Fourteenth day of April, 1998, by and between Silicon Valley Financial Services (a division of Silicon Valley Bank) ("Buyer") having a place of business at the address specified above and Pamet Systems, Inc., a Massachusetts corporation, ("Seller") having its principal place of business and chief executive office at
        Street Address:               1000 Main Street
        City:                         Acton
        County:                       Middlesex
        State:                        Massachusetts
        Zip code:                     01720
        Telephone:                    978/263-2060

1. Definitions. When used herein, the following terms shall have the following meanings.
     1.1. "Account Balance" shall mean, on any given day, the gross amount of all Purchased Receivables unpaid on that day.
     1.2. "Account Debtor" shall have the meaning set forth in the California Uniform Commercial Code and shall include any person liable on any Purchased Receivable, including without limitation, any guarantor of the Purchased Receivable and any issuer of a letter of credit or banker's acceptance.
     1.3. "Adjustments" shall mean all discounts, allowances, returns, disputes, counterclaims, offsets, defenses, rights of recoupment, rights of return, warranty claims, or short payments, asserted by or on behalf of any Account Debtor with respect to any Purchased Receivable.
     1.4.  "Administrative Fee" shall have the meaning as set forth in
            Section 3.3 hereof.
     1.5. "Advance" shall have the meaning set forth in Section 2.2 hereof.
     1.6. "Collateral" shall have the meaning set forth in Section 8 hereof.
     1.7. "Collections" shall mean all good funds received by Buyer from or on behalf of an Account Debtor with respect to Purchased Receivables.
     1.8 "Compliance Certificate" shall mean a certificate, in a form provided by Buyer to Seller, which contains the certification of the chief financial officer of Seller that, among other things, the representations and warranties set forth in this Agreement are true and correct as of the date such certificate is delivered.
     1.9. "Event of Default" shall have the meaning set forth in Section 9 hereof.
     1.10.  "Finance Charges" shall have the meaning set forth in Section
            3.2 hereof.
     1.11. "Invoice Transmittal" shall mean a writing signed by an authorized representative of Seller which accurately identifies the receivables which Buyer, at its election, may purchase, and includes for each such receivable the correct amount owed by the Account Debtor, the name and address of the Account Debtor, the invoice number, the invoice date and the account code.
     1.12. "Obligations" shall mean all advances, financial accommodations, liabilities, obligations, covenants and duties owing, arising, due or payable by Seller to Buyer of any kind or nature, present or future, arising under or in connection with this Agreement or under any other document, instrument or agreement, whether or not evidenced by any note, guarantee or other instrument, whether arising on account or by overdraft, whether direct or indirect (including those acquired by assignment) absolute or contingent, primary or secondary, due or to become due, now owing or hereafter arising, and however acquired; including, without limitation, all Advances, Finance Charges, Administrative Fees, interest, Repurchase Amounts, fees, expenses, professional fees and attorneys' fees and any other sums chargeable to Seller hereunder or otherwise.
     1.13. "Purchased Receivables" shall mean all those accounts, receivables, chattel paper, instruments, contract rights, documents, general intangibles, letters of credit, drafts, bankers acceptances, and rights to payment, and all proceeds thereof (all of the foregoing being referred to as "receivables"), arising out of the invoices and other agreements identified on or delivered with any Invoice Transmittal delivered by Seller to Buyer which Buyer elects to purchase and for which Buyer makes an Advance.
     1.14. "Refund" shall have the meaning set forth in Section 3.5 hereof.
     1.15. "Reserve" shall have the meaning set forth in Section 2.4 hereof.
     1.16.  "Repurchase Amount" shall have the meaning set forth in Section
             4.2 hereof.
     1.17. "Reconciliation Date" shall mean the last calendar day of each Reconciliation Period.
     1.18. "Reconciliation Period" shall mean each calendar month of every year.

2.  Purchase and Sale of Receivables.

     2.1. Offer to Sell Receivables. During the term hereof, and provided that there does not then exist any Event of Default or any event that with notice, lapse of time or otherwise would constitute an Event of Default, Seller may request that Buyer purchase receivables and Buyer may, in its sole discretion, elect to purchase receivables. Seller shall deliver to Buyer an Invoice Transmittal with respect to any receivable for which a request for purchase is made. An authorized representative of Seller shall sign each Invoice Transmittal delivered to Buyer. Buyer shall be entitled to rely on all the information provided by Seller to Buyer on or with the Invoice Transmittal and to rely on the signature on any Invoice Transmittal as an authorized signature of Seller.

     2.2. Acceptance of Receivables. Buyer shall have no obligation to purchase any receivable listed on an Invoice Transmittal. Buyer may exercise its sole discretion in approving the credit of each Account Debtor before buying any receivable. Upon acceptance by Buyer of all or any of the receivables described on any Invoice Transmittal, Buyer shall pay to Seller 80 (%) percent of the face amount of each receivable Buyer desires to purchase. Such payment shall be the "Advance" with respect to such receivable. Buyer may, from time to time, in its sole discretion, change the percentage of the Advance. Upon Buyer's acceptance of the receivable and payment to Seller of the Advance, the receivable shall become a "Purchased Receivable." It shall be a condition to each Advance that
(i) all of the representations and warranties set forth in Section 6 of this Agreement be true and correct on and as of the date of the related Invoice Transmittal and on and as of the date of such Advance as though made at and as of each such date, and (ii) no Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default shall have occurred and be continuing, or
would result from such Advance.   Notwithstanding the foregoing, in no
event shall the aggregate amount of all Purchased Receivables outstanding at any time exceed One Million Two Hundred Fifty Thousand And No/100******* Dollars ($1,250,000.00).

      2.3. Effectiveness of Sale to Buyer. Effective upon Buyer's payment of an Advance, and for and in consideration therefor and in consideration of the covenants of this Agreement, Seller hereby absolutely sells, transfers and assigns to Buyer, all of Seller's right, title and interest in and to each Purchased Receivable and all monies due or which may become due on or with respect to such Purchased Receivable. Buyer shall be the absolute owner of each Purchased Receivable. Buyer shall have, with respect to any goods related to the Purchased Receivable, all the rights and remedies of an unpaid seller under the California Uniform Commercial Code and other applicable law, including the rights of replevin, claim and delivery, reclamation and stoppage in transit.

     2.4. Establishment of a Reserve. Upon the purchase by Buyer of each Purchased Receivable, Buyer shall establish a reserve. The reserve shall be the amount by which the face amount of the Purchased Receivable exceeds the Advance on that Purchased Receivable (the "Reserve"); provided, the Reserve with respect to all Purchased Receivables outstanding at any one time shall be an amount not less than 20 (%) percent of the Account Balance at that time and may be set at a higher percentage at Buyer's sole discretion. The reserve shall be a book balance maintained on the records of Buyer and shall not be a segregated fund.

3.  Collections, Charges and Remittances.

     3.1. Collections. Upon receipt by Buyer of Collections, Buyer shall promptly credit such Collections to Seller's Account Balance on a daily basis; provided, that if Seller is in default under this Agreement, Buyer shall apply all Collections to Seller's Obligations hereunder in such order and manner as Buyer may determine. If an item of collection is not honored or Buyer does not receive good funds for any reason, the amount shall be included in the Account Balance as if the Collections had not been received and Finance Charges under Section 3.2 shall accrue thereon.

     3.2. Finance Charges. On each Reconciliation Date Seller shall pay to Buyer a finance charge in an amount equal to 1.6 (%) percent per month of the average daily Account Balance outstanding during the applicable Reconciliation Period (the "Finance Charges"). Buyer shall deduct the accrued Finance Charges from the Reserve as set forth in Section 3.5 below.

     3.3. Administrative Fee. On each Reconciliation Date Seller shall pay to Buyer an Administrative Fee equal to .25 (%) percent of the face amount of each Purchased Receivable first purchased during that Reconciliation Period (the "Administrative Fee"). Buyer shall deduct the Administrative Fee from the Reserve as set forth in Section 3.5 below.

     3.4. Accounting. Buyer shall prepare and send to Seller after the close of business for each Reconciliation Period, an accounting of the transactions for that Reconciliation Period, including the amount of all Purchased Receivables, all Collections, Adjustments, Finance Charges, and the Administrative Fee. The accounting shall be deemed correct and conclusive unless Seller makes written objection to Buyer within thirty
(30) days after the Buyer mails the accounting to Seller.

     3.5. Refund to Seller. Provided that there does not then exist an Event of Default or any event or condition that with notice, lapse of time or otherwise would constitute an Event of Default, Buyer shall refund to Seller by check after the Reconciliation Date, the amount, if any, which Buyer owes to Seller at the end of the Reconciliation Period according to the accounting prepared by Buyer for that Reconciliation Period (the "Refund"). The Refund shall be an amount equal to:
   (A) (1) The Reserve as of the beginning of that Reconciliation Period, plus
     (2)  the Reserve created for each Purchased Receivable purchased during that Reconciliation Period, minus
   (B)  The total for that Reconciliation Period of:
     (1)  the Administrative Fee;
     (2)  Finance Charges;
     (3)  Adjustments;
     (4)  Repurchase Amounts, to the extent Buyer has agreed to accept payment thereof by deduction from the Refund;
     (5)  the Reserve for the Account Balance as of the first day of the following Reconciliation Period in the minimum percentage set forth in Section 2.4 hereof; and
     (6)  all amounts due, including professional fees and expenses, as set forth in Section 12 for which oral or written demand has been made by Buyer to Seller during that Reconciliation Period to the extent Buyer has agreed to accept payment thereof by deduction from the Refund.
In the event the formula set forth in this Section 3.5 results in an amount due to Buyer from Seller, Seller shall make such payment in the same manner as set forth in Section 4.3 hereof for repurchases. If the formula set forth in this Section 3.5 results in an amount due to Seller from Buyer, Buyer shall make such payment by check, subject to Buyer's rights under
Section 4.3 and Buyer's rights of offset and recoupment.

4.  Recourse and Repurchase Obligations.

     4.1. Recourse. Buyer's acquisition of Purchased Receivables from Seller shall be with full recourse against Seller. In the event the Obligations exceed the amount of Purchased Receivables and Collateral, Seller shall be liable for any deficiency.

     4.2. Seller's Agreement to Repurchase. Seller agrees to pay to Buyer on demand, the full face amount, or any unpaid portion, of any Purchased
Receivable:
   (A) which remains unpaid one hundred twenty (120) calendar days after the invoice date; or
   (B) which is owed by any Account Debtor who has filed, or has had filed against it, any bankruptcy case, assignment for the benefit of creditors, receivership, or insolvency proceeding or who has become insolvent (as defined in the United States Bankruptcy Code) or who is generally not paying its debts as such debts become due; or
   (C) with respect to which there has been any breach of warranty or representation set forth in Section 6 hereof or any breach of any covenant contained in this Agreement; or
   (D) with respect to which the Account Debtor asserts any discount, allowance, return, dispute, counterclaim, offset, defense, right of recoupment, right of return, warranty claim, or short payment;
together with all reasonable attorneys' and professional fees and expenses and all court costs incurred by Buyer in collecting such Purchased Receivable and/or enforcing its rights under, or collecting amounts owed by Seller in connection with, this Agreement (collectively, the "Repurchase Amount").

     4.3. Seller's Payment of the Repurchase Amount or Other Amounts Due Buyer. When any Repurchase Amount or other amount owing to Buyer becomes due, Buyer shall inform Seller of the manner of payment which may be any one or more of the following in Buyer's sole discretion: (a) in cash immediately upon demand therefor; (b) by delivery of substitute invoices and an Invoice Transmittal acceptable to Buyer which shall thereupon become Purchased Receivables; (c) by adjustment to the Reserve pursuant to
Section 3.5 hereof; (d) by deduction from or offset against the Refund that would otherwise be due and payable to Seller; (e) by deduction from or offset against the amount that otherwise would be forwarded to Seller in respect of any further Advances that may be made by Buyer; or (f) by any combination of the foregoing as Buyer may from time to time choose.

     4.4.  Seller's Agreement to Repurchase All Purchased Receivables.
Upon and after the occurrence of an Event of Default, Seller shall, upon Buyer's demand (or, in the case of an Event of Default under Section 9(B), immediately without notice or demand from Buyer) repurchase all the Purchased Receivables then outstanding , or such portion thereof as Buyer may demand. Such demand may, at Buyer's option, include and Seller shall pay to Buyer immediately upon demand, cash in an amount equal to the Advance with respect to each Purchased Receivable then outstanding together with all accrued Finance Charges, Adjustments, Administrative Fees, attorney's and professional fees, court costs and expenses as provided for herein, and any other Obligations. Upon receipt of payment in full of the Obligations, Buyer shall immediately instruct Account Debtors to pay Seller directly, and return to Seller any Refund due to Seller. For the purpose of calculating any Refund due under this Section only, the Reconciliation Date shall be deemed to be the date Buyer receives payment in good funds of all the Obligations as provided in this Section 4.4.

5. Power of Attorney. Seller does hereby irrevocably appoint Buyer and its successors and assigns as Seller's true and lawful attorney in fact, and hereby authorizes Buyer, regardless of whether there has been an Event of Default, (a) to sell, assign, transfer, pledge, compromise, or discharge the whole or any part of the Purchased Receivables; (b) to demand, collect, receive, sue, and give releases to any Account Debtor for the monies due or which may become due upon or with respect to the Purchased Receivables and to compromise, prosecute, or defend any action, claim, case or proceeding relating to the Purchased Receivables, including the filing of a claim or the voting of such claims in any bankruptcy case, all in Buyer's name or Seller's name, as Buyer may choose; (c) to prepare, file and sign Seller's name on any notice, claim, assignment, demand, draft, or notice of or satisfaction of lien or mechanics' lien or similar document with respect to Purchased Receivables; (d) to notify all Account Debtors with respect to the Purchased Receivables to pay Buyer directly;
(e) to receive, open, and dispose of all mail addressed to Seller for the purpose of collecting the Purchased Receivables; (f) to endorse Seller's name on any checks or other forms of payment on the Purchased Receivables;
(g) to execute on behalf of Seller any and all instruments, documents, financing statements and the like to perfect Buyer's interests in the Purchased Receivables and Collateral; and (h) to do all acts and things necessary or expedient, in furtherance of any such purposes. If Buyer receives a check or item which is payment for both a Purchased Receivable and another receivable, the funds shall first be applied to the Purchased Receivable and, so long as there does not exist an Event of Default or an event that with notice, lapse of time or otherwise would constitute an Event of Default, the excess shall be remitted to Seller. Upon the occurrence and continuation of an Event of Default, all of the power of attorney rights granted by Seller to Buyer hereunder shall be applicable with respect to all Purchased Receivables and all Collateral.

6.  Representations, Warranties and Covenants.

     6.1. Receivables' Warranties, Representations and Covenants. To induce Buyer to buy receivables and to render its services to Seller, and with full knowledge that the truth and accuracy of the following are being relied upon by the Buyer in determining whether to accept receivables as Purchased Receivables, Seller represents, warrants, covenants and agrees, with respect to each Invoice Transmittal delivered to Buyer and each receivable described therein, that:
   (A) Seller is the absolute owner of each receivable set forth in the Invoice Transmittal and has full legal right to sell, transfer and assign such receivables;
   (B) The correct amount of each receivable is as set forth in the Invoice Transmittal and is not in dispute;
   (C) The payment of each receivable is not contingent upon the fulfillment of any obligation or contract, past or future and any and all obligations required of the Seller have been fulfilled as of the date of the Invoice Transmittal;  *(See Attachment 1A)
   (D) Each receivable set forth on the Invoice Transmittal is based on an actual sale and delivery of goods and/or services actually rendered, is presently due and owing to Seller, is not past due or in default, has not been previously sold, assigned,transferred, or pledged, and is free of any and all liens, security interests and encumbrances other than liens, security interests or encumbrances in favor of Buyer or any other division or affiliate of Silicon Valley Bank;
   (E)  There are no defenses, offsets, or counterclaims against any of the
receivables, and no agreement has been 	made under which the Account Debtor
may claim any deduction or discount, except as otherwise stated in the Invoice Transmittal;
   (F) Each Purchased Receivable shall be the property of the Buyer and shall be collected by Buyer, but if for any reason it should be paid to Seller, Seller shall promptly notify Buyer of such payment, shall hold any checks, drafts, or monies so received in trust for the benefit of Buyer, and shall promptly transfer and deliver the same to the Buyer;
   (G)  Buyer shall have the right of endorsement, and also the right to
require endorsement by Seller, on all payments 	received in connection with
each Purchased Receivable and any proceeds of Collateral;
   (H) Seller, and to Seller's best knowledge, each Account Debtor set forth in the Invoice Transmittal, are and shall remain solvent as that term is defined in the United States Bankruptcy Code and the California Uniform Commercial Code, and no such Account Debtor has filed or had filed against it a voluntary or involuntary petition for relief under the United States Bankruptcy Code;
   (I) Each Account Debtor named on the Invoice Transmittal will not objectto the payment for, or the quality or the quantity of the subject matter of, the receivable and is liable for the amount set forth on the Invoice Transmittal;
   (J) Each Account Debtor shall promptly be notified, after acceptance by Buyer, that the Purchased Receivable has been transferred to and is payable to Buyer, and Seller shall not take or permit any action to countermand such notification; and
   (K)  All receivables forwarded to and accepted by Buyer after the date
hereof, and thereby becoming Purchased 	Receivables, shall comply with each
and every one of the foregoing representations, warranties, covenants and agreements referred to above in this Section 6.1.

     6.2. Additional Warranties, Representations and Covenants. In addition to the foregoing warranties, representations and covenants, to induce Buyer to buy receivables and to render its services to Seller, Seller hereby represents, warrants, covenants and agrees that:
  (A) Seller will not assign, transfer, sell, or grant , or permit any lien or security interest in any Purchased Receivables or Collateral to or in favor of any other party, without Buyer's prior written consent;
  (B) The Seller's name, form of organization, chief executive office, and the place where the records concerning all Purchased Receivables and Collateral are kept is set forth at the beginning of this Agreement, Collateral is located only at the location set forth in the beginning of this Agreement, or, if located at any additional location, as set forth on a schedule attached to this Agreement, and Seller will give Buyer at
least thirty (30) days prior written 	notice  if such name, organization,
chief executive office or other locations of Collateral or records concerning Purchased Receivables or Collateral is changed or added and shall execute any documents necessary to perfect Buyer's interest in the Purchased Receivables and the Collateral;
   (C) Seller shall (i) pay all of its normal gross payroll for employees, and all federal and state taxes, as and when due, including withoutlimitation all payroll and withholding taxes and state sales taxes;
(ii)deliver at any time and from 	time to time at  Buyer's request,
evidence satisfactory to Buyer that all such amounts have been paid to the proper taxing authorities; and (iii) if requested by Buyer, pay its
payroll and related taxes through a bank or an independent 	payroll
service acceptable to Buyer.
   (D) Seller has not, as of the time Seller delivers to Buyer an Invoice Transmittal, or as of the time Seller accepts any Advance from Buyer, filed a voluntary petition for relief under the United States Bankruptcy
Code or had filed against it 	an involuntary petition for relief;
   (E)  If  Seller owns, holds or has any interest in, any copyrights
(whether registered, or  unregistered), patents or 	trademarks, and
licenses of any of the foregoing,  such interest  has been disclosed  to
Buyer and  is specifically  	listed and identified on a schedule to this
Agreement, and Seller shall immediately notify Buyer if Seller hereafter obtains any interest in any additional copyrights, patents, trademarks or
licenses that  are significant in value or are 	material to the conduct of
its business;  *(See Attachment 1B)
   (F) Seller shall provide Buyer with a Compliance Certificate (i) on a quarterly basis to be received by Buyer no later than the fifth calendar day following each calendar quarter, and; (ii) on a more frequent or other basis if and as requested by Buyer.

7. Adjustments. In the event of a breach of any of the representations, warranties, or covenants set forth in Section 6.1, or in the event any Adjustment or dispute is asserted by any Account Debtor, Seller shall promptly advise Buyer and shall, subject to the Buyer's approval, resolve such disputes and advise Buyer of any adjustments. Unless the disputed Purchased Receivable is repurchased by Seller and the full Repurchase Amount is paid, Buyer shall remain the absolute owner of any Purchased Receivable which is subject to Adjustment or repurchase under Section 4.2 hereof, and any rejected, returned, or recovered personal property, with the right to take possession thereof at any time. If such possession is not taken by Buyer, Seller is to resell it for Buyer's account at Seller's expense with the proceeds made payable to Buyer. While Seller retains possession of said returned goods, Seller shall segregate said goods and mark them "property of Silicon Valley Financial Services."

8. Security Interest. To secure the prompt payment and performance to Buyer of all of the Obligations, Seller hereby grants to Buyer a continuing lien upon and security interest in all of Seller's now existing or hereafter arising rights and interest in the following , whether now owned or existing or hereafter created, acquired, or arising, and wherever located (collectively, the "Collateral"):
   (A) All accounts, receivables, contract rights, chattel paper, instruments, documents, letters of credit, bankers acceptances, drafts, checks, cash, securities, and general intangibles (including, without limitation, all claims, causes of action, deposit accounts, guaranties, rights in and claims under insurance policies (including rights to premium refunds), rights to tax refunds, copyrights, patents, trademarks, rights in and under license agreements, and all other intellectual property); *(See Attachment 1B)
   (B)  All inventory,  including Seller's rights to any returned or
rejected goods, with respect to which Buyer shall have all 	the rights
of any unpaid seller, including the rights of replevin, claim and delivery, reclamation, and stoppage in transit;
   (C ) All monies, refunds and other amounts due Seller, including,
without limitation, amounts due Seller under this 	Agreement
 (including Seller's right of offset and recoupment);
   (D) All equipment, machinery, furniture, furnishings, fixtures, tools, supplies and motor vehicles;
   (E) All farm products, crops, timber, minerals and the like (including oil and gas);
   (F) All accessions to, substitutions for, and replacements of, all of the foregoing;
   (G)  All books and records pertaining to all of the foregoing; and
   (H) All proceeds of the foregoing, whether due to voluntary or involuntary disposition, including insurance proceeds.
    Seller is not authorized to sell, assign, transfer or otherwise convey any Collateral without Buyer's prior written consent, except for the sale of finished inventory in the Seller's usual course of business. Seller agrees to sign UCC financing statements, in a form acceptable to Buyer, and any other instruments and documents requested by Buyer to evidence , perfect, or protect the interests of Buyer in the Collateral. Seller agrees to deliver to Buyer the originals of all instruments, chattel paper and documents evidencing or related to Purchased Receivables and Collateral.

9. Default. The occurrence of any one or more of the following shall constitute an Event of Default hereunder.
   (A)  Seller fails to pay any amount owed to Buyer as and when due;
   (B)  There shall be commenced by or against Seller any voluntary or
involuntary case under the  United States 	Bankruptcy Code, or any
assignment for the benefit of creditors, or appointment of a receiver or
custodian for any of 	its assets;
(C) Seller shall become insolvent in that its debts are greater than the fair value of its assets, by more than $500,000 or Seller is generally not paying its debts as they become due or is left with unreasonably small capital;
   (D)  Any involuntary lien, garnishment, attachment or the like is issued
against or attaches to the Purchased 	Receivables or any Collateral;
   (E)  Seller shall breach any covenant, agreement, warranty, or
representation set forth herein, and the same is not 	cured to Buyer's
satisfaction within ten (10) days after Buyer has given Seller oral or
written notice thereof; provided, 	that if such breach is incapable of
being cured it shall constitute an immediate default hereunder;
   (F)  Seller is not in compliance with, or otherwise is in default under,
any term of any document, instrument or 	agreement evidencing a
debt, obligation or liability of any kind or character of Seller, now or
hereafter existing, in favor 	of  Buyer or any division or affiliate of
Silicon Valley Bank, regardless of  whether such debt, obligation or
liability is 	direct or indirect, primary or secondary, joint, several or
joint and several, or fixed or contingent, together with any and 	all
renewals and extensions of such debts, obligations and liabilities, or any part thereof;
   (G)  An event of default shall occur under any guaranty executed by any
guarantor of the Obligations of  Seller to 	Buyer under this Agreement,
or any material provision of any such guaranty shall for any reason cease
to be valid or 	enforceable or any such guaranty shall be repudiated or
terminated, including by operation of law;
   (H)  A default or event of default  shall occur under any agreement
between Seller and any creditor of Seller that has 	entered into a
subordination agreement with Buyer; or
   (I)  Any creditor that has entered into a subordination agreement with
Buyer shall breach any of the terms of or not 	comply with such
subordination agreement.

10.  Remedies Upon Default.  Upon the occurrence of an Event of Default,
(1)without implying any obligation to buy receivables, Buyer may cease buying receivables or extending any financial accommodations to Seller;
(2) all or a portion of the Obligations shall be, at the option of and upon demand by Buyer, or with respect to an Event of Default described in
Section 9(B), automatically and without notice or demand, due and payable in full; and (3) Buyer shall have and may exercise all the rights and remedies under this Agreement and under applicable law, including the rights and remedies of a secured party under the California Uniform Commercial Code, all the power of attorney rights described in Section 5 with respect to all Collateral, and the right to collect, dispose of, sell, lease, use, and realize upon all Purchased Receivables and all Collateral in any commercial reasonable manner. Seller and Buyer agree that any notice of sale required to be given to Seller shall be deemed to be reasonable if given Ten (10) days prior to the date on or after which the sale may be held. In the event that the Obligations are accelerated hereunder, Seller shall repurchase all of the Purchased Receivables as set forth in Section 4.4.

11. Accrual of Interest. If any amount owed by Seller hereunder is not paid when due, including, without limitation, amounts due under Section 3.5, Repurchase Amounts, amounts due under Section 12, and any other Obligations, such amounts shall bear interest at a per annum rate equal to the per annum rate of the Finance Charges until the earlier of (i) payment in good funds or (ii) entry of a final judgment thereof, at which time the principal amount of any money judgment remaining unsatisfied shall accrue interest at the highest rate allowed by applicable law.

12. Fees, Costs and Expenses; Indemnification. The Seller will pay to Buyer immediately upon demand all fees, costs and expenses (including fees of reasonable attorneys and professionals and their costs and expenses ) that Buyer incurs or may from time to time impose in connection with any of the following: (a) preparing, negotiating , administering, and enforcing this Agreement or any other agreement executed in connection herewith, including any amendments, waivers or consents in connection with any of the foregoing, (b) any litigation or dispute (whether instituted by Buyer, Seller or any other person) in any way relating to the Purchased Receivables, the Collateral, this Agreement or any other agreement executed in connection herewith or therewith, (d) enforcing any rights against Seller or any guarantor, or any Account Debtor, (e) protecting or enforcing its interest in the Purchased Receivables or the Collateral, (f) collecting the Purchased Receivables and the Obligations, and (g) the representation of Buyer in connection with any bankruptcy case or insolvency proceeding involving Seller, any Purchased Receivable, the Collateral, any Account Debtor, or any guarantor. Seller shall indemnify and hold Buyer harmless from and against any and all claims, actions, damages, costs, expenses, and liabilities of any nature whatsoever arising in connection with any of the foregoing. (See Attachment 1C)

13. Severability, Waiver, and Choice of Law. In the event that any provision of this Agreement is deemed invalid by reason of law, this Agreement will be construed as not containing such provision and the remainder of the Agreement shall remain in full force and effect. Buyer retains all of its rights, even if it makes an Advance after a default. If Buyer waives a default, it may enforce a later default. Any consent or
waiver under, or amendment of, this Agreement must be in writing.   Nothing
contained herein, or any action taken or not taken by Buyer at any time, shall be construed at any time to be indicative of any obligation or willingness on the part of Buyer to amend this Agreement or to grant to Seller any waivers or consents. This Agreement has been transmitted by Seller to Buyer at Buyer's office in the State of California and has been executed and accepted by Buyer in the State of California. This Agreement shall be governed by and interpreted in accordance with the internal laws of the State of California.

14. Account Collection Services. Certain Account Debtors may require or prefer that all of Seller's factored receivables be paid to the same address and/or party, or Seller and Buyer may agree that all receivables with respect to certain Account Debtors be paid to one party. In such event Buyer and Seller may agree that Buyer shall collect all receivables whether owned by Seller or Buyer and (provided that there does not then exist an Event of Default or event that with notice, lapse or time or otherwise would constitute an Event of Default, and subject to Buyer's rights in the Collateral) Buyer agrees to remit to Seller the amount of the receivables collections it receives with respect to receivables other than Purchased Receivables. It is understood and agreed by Seller that this Section does not impose any affirmative duty on Buyer to do any act other than to turn over such amounts. All such receivables and collections are Collateral and in the event of Seller's default hereunder, Buyer shall have no duty to remit collections of Collateral and may apply such collections to the obligations hereunder and Buyer shall have the rights of a secured party under the California Uniform Commercial Code.

15. Notices. All notices shall be given to Buyer and Seller at the addresses or faxes set forth on the first page of this Agreement and shall be deemed to have been delivered and received: (a) if mailed, five (5) calendar days after deposited in the United States mail, first class, postage pre-paid, (b) one (1) calendar day after deposit with an overnight mail or messenger service; or (c) on the same date of confirmed transmission if sent by hand delivery, telecopy, telefax or telex.

16. Jury Trial. SELLER AND BUYER EACH HEREBY (a) WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL ON ANY CLAIM OR ACTION ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT, ANY RELATED AGREEMENTS, OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY; (b) RECOGNIZE AND AGREE THAT THE FOREGOING WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR IT TO ENTER INTO THIS AGREEMENT; AND (c) REPRESENT AND WARRANT THAT IT HAS REVIEWED THIS WAIVER, HAS DETERMINED FOR ITSELF THE NECESSITY TO REVIEW THE SAME WITH ITS LEGAL COUNSEL, AND KNOWINGLY AND VOLUNTARILY WAIVES ALL RIGHTS TO A JURY TRIAL.

17.   Term and Termination.  The term of this Agreement shall be for one
(1) year from the date hereof, and from year to year thereafter unless terminated in writing by Buyer or Seller. Seller and Buyer shall each have the right to terminate this Agreement at any time. Notwithstanding the foregoing, any termination of this Agreement shall not affect Buyer's security interest in the Collateral and Buyer's ownership of the Purchased Receivables, and this Agreement shall continue to be effective, and Buyer's rights and remedies hereunder shall survive such termination, until all transactions entered into and Obligations incurred hereunder or in connection herewith have been completed and satisfied in full.

18. Titles and Section Headings. The titles and section headings used herein are for convenience only and shall not be used in interpreting this Agreement.


19. Other Agreements. The terms and provisions of this Agreement shall not adversely affect the rights of Buyer or any other division or affiliate of Silicon Valley Bank under any other document, instrument or agreement. The terms of such other documents, instruments and agreements shall remain in full force and effect notwithstanding the execution of this Agreement. In the event of a conflict between any provision of this Agreement and any provision of any other document, instrument or agreement between Seller on the one hand, and Buyer or any other division or affiliate of Silicon Valley Bank on the other hand, Buyer shall determine in its sole discretion which provision shall apply. Seller acknowledges specifically that any security agreements, liens and/or security interests currently securing payment of any obligations of Seller owing to Buyer or any other division or affiliate of Silicon Valley Bank also secure Seller's obligations under this Agreement, and are valid and subsisting and are not adversely affected by execution of this Agreement. Seller further acknowledges that (a) any collateral under other outstanding security agreements or other documents between Seller and Buyer or any other division or affiliate of Silicon Valley Bank secures the obligations of Seller under this Agreement and (b) a default by Seller under this Agreement constitutes a default under other outstanding agreements between Seller and Buyer or any other division or affiliate of Silicon Valley Bank.

     IN WITNESS WHEREOF, Seller and Buyer have executed this Agreement on the day and year above written.

SELLER:  Pamet Systems, Inc.


By _______________________________________
Title _____________________________________



BUYER:   SILICON VALLEY FINANCIAL SERVICES
           A division of Silicon Valley Bank



By________________________________________
Title ______________________________________

Attachment 1


Attachments to Silicon Valley Financial Services              April 20, 1998
Accounts Receivable Purchase Agreement


Attachment 1 A

Add the following words "except as specified in Pamet Systems, Inc. proposal as evidenced in "Obligations of the agency/community" than 90% of the invoice is due upon delivery, 10% is due upon acceptance which is not to exceed 60 days."


Attachment 1 B

Add the following words "only to the extent necessary to collect the purchased receivable"


Attachment 1 C

Add the following words " not withstanding the foregoing if the seller is adjudicated, all fees, costs and expenses associated with the specific litigation or dispute become the responsibility of the buyer"




EXHIBIT "A"
TO FINANCING STATEMENT AND SECURITY AGREEMENT
This FINANCING STATEMENT and SECURITY AGREEMENT covers the following types or items of property (in addition to, and without limiting the types of property set forth on page 1 hereof):
A) All accounts, receivables, contract rights, chattel paper, instruments, documents, letters of credit, bankers acceptances, drafts, checks, cash, securities, deposit accounts, and general intangibles (including, without limitation, all claims, causes of action, guaranties, rights in and claims under insurance policies (including rights to premium refunds), rights to tax refunds, copyrights, patents, trademarks, rights in and under license agreements, and all other intellectual property);

B) All inventory, including Seller's rights to any returned or rejected goods, with respect to which Buyer shall have all the rights of any unpaid seller, including the rights of replevin, claim and delivery, reclamation, and stoppage in transit;

C) All monies, refunds and other amounts due Seller, including, without limitation, amounts due Seller under this Agreement (including Seller's right of offset and recoupment);

D) All equipment, machinery, furniture, furnishings, fixtures, tools, supplies and motor vehicles;

E) All farm products, crops, timber, minerals and the like (including oil and gas);

F) All accessions to, substitutions for, and replacements of, all of the foregoing;

G) All books and records pertaining to all of the foregoing; and

H) All proceeds of the foregoing, whether due to voluntary or involuntary disposition, including insurance proceeds.



Intitals _____________________


Silicon Valley Financial Services

A Division of Silicon Valley Bank
3003 Tasman Drive
Santa Clara,  California 95054
(408) 654-1000 - Fax (408) 980-6410