Form 10QSB
period 1998-09-30
PAMET SYSTEMS INC
filed 1998-11-13
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30,1998

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                2,545,500
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        September 30, and December 31, 1997

        Condensed Statements of Operations
        for the quarter ended September 30, 1998 and 1997 and nine month period ended
        September 30, 1998 and 1997

        Condensed Statement of Cash Flows
        for the nine months ended September 30,
        1998 and 1997

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                        September 30,  December 31,
                                                       1998        1997
                                                -------------  ------------
CURRENT ASSETS                                     (unaudited)

   Cash                                             $  7,442   $  40,522
   Accounts receivable, net of allowance for
      doubtful accounts of $60,000                   620,573     661,260
   Inventory                                          28,935      89,811
   Prepaid expenses and other current assets         107,414      39,594
   Receivables from Silicon Bank                      67,963          --

       TOTAL CURRENT ASSETS                          832,327     831,187

PROPERTY AND EQUIPMENT, net                          968,275     945,970
OTHER ASSETS                                           4,190          --
RESTRICTED CASH                                       28,385      27,860
NT DEVELOPMENT-NET                                   112,325          --

       TOTAL ASSETS                               $1,945,502  $1,805,017
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  774,812  $  627,227
   Accrued expenses                                  171,889     144,178
   Loan payable-American Express                      24,815          --
   Notes payable-related party                       600,000     192,439
   Notes payable                                      71,895          --
   Deferred software maintenance revenue             430,963     279,823
   Current portion of long-term debt                  19,010      17,642

       TOTAL CURRENT LIABILITIES                   2,093,384   1,261,309

LONG TERM DEBT, less current portion                 464,940     478,317
UNEARNED SUPPORT REVENUE                               3,801      28,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,545,500 issued and outstanding      25,455      24,103
   Additional paid-in Capital                      5,306,924   4,776,821
   Accumulated deficit                            (5,949,002) (4,764,495)

       TOTAL STOCKHOLDERS EQUITY                    (616,623)     36,429

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,945,502  $1,805,017
                                                  ==========  ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  ------------------      -----------------

                                   1998       1997         1998      1997

Net sales                      $597,429   $506,455   $2,098,896 $1,546,067
Cost of product                 220,475    224,633      937,875    732,787
                               --------   --------    ---------  ---------
                                376,954    281,822    1,161,021    813,280

Operating expenses:
   Personnel costs              317,688    265,634    1,039,361    693,429
   Rent, utilities & telephone   39,287     20,236      103,602     55,847
   Travel and entertainment      22,575     27,480      124,203     80,120
   Professional fees             61,705     63,030      201,944    128,887
   Depreciation                  20,703     14,721       57,936     42,288
   Research and development      71,116         --      446,932         --
   Other operating expenses      78,568     49,169      263,231    154,518
                               --------   --------     --------   --------
Total operating expenses        611,642    440,270    2,237,209  1,155,089
                               --------   --------    ---------   --------

Income (loss) from operations  (234,688)  (158,448)  (1,076,188)  (341,809)

Interest income (expense), net  (48,458)   (15,518)    (108,319)   (51,103)

Gain on insurance settlement         --     17,410           --     57,410

Net income (loss)             $(283,146) $(156,556) $(1,184,507) $(335,502)
                                ========   ========   =========   ========

Earnings (loss) per common share  $(.11)     $(.07)       $(.47)     $(.14)
                                   =====      =====       =====      =====

Shares used in computing       2,545,500  2,347,550   2,545,500  2,347,550
  earnings per share



          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                  Nine Months Ended
                                        September 30,1998 September 30,1997
                                        ----------------- -----------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                          $ (1,184,507)      $ (335,502)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   57,936          42,288
  Gain on insurance settlement                        --         (57,410)
  Change in assets and liabilities:
  (Increase) Decrease in accounts receivable      40,687        (219,033)
  (Increase) Decrease in inventory                60,876         (31,955)
  Decrease in inventory on insurance settlement       --          10,167
  (Increase) Decrease in prepaids and
     other current assets                        (67,820)         (1,981)
  (Increase) in receivable from Silicon Bank     (67,963)             --
  (Increase) in other assets and restricted
     cash                                         (4,715)           (532)
  Increase in accounts payable                   147,585         204,053
  Increase in deferred software
     maintenance revenue                         125,980         125,499
  Increase in accrued expenses
    and other current liabilities                 27,711          10,860

                                               ---------       ---------

      Total adjustments                          320,277          81,956

      Net cash provided by (used
       in) operating activities                 (864,230)       (253,546)

Cash flows from investing
 activities:

  Expenditures for software development         (112,326)        (98,695)
  Expenditures for property and equipment        (80,241)        (99,445)
  Proceeds from insurance settlement
    for property and equipment                        --          29,833
                                               ---------       ---------

     Net cash used in investing activities      (192,567)       (168,307)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Nine Months Ended
                                        September 30,1998 September 30,1997
                                        ----------------- -----------------

Cash flows from financing activities:

  Payment of mortgage                            (12,009)       (11,850)
  Net change note payable
      related party                              407,561       (100,660)
  Net change note payable                         71,895             --
  Issuance of capital stock                      531,455        567,866
  Net change loan payable American Express        24,815             --
                                               ---------       --------

      Net cash provided by
       financing activities                    1,023,717        455,356

  Net increase (decrease) in cash                (33,080)        33,503

  Cash and cash equivalents at                    40,522         55,353
   beginning of period

  Cash and cash equivalents at
    end of period                              $   7,442       $ 88,856
                                                 =======         ======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                      $41,617        $60,573


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement            --        $ 7,058
    Net book value of fixed assets lost on
     insurance settlement                             --             --




          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one year term through October 21, 1998 with monthly payments $5,423.00 determined according to a twenty-year amortization period including interest at 10.0%. The remaining balance at September 30, 1998 was $483,950. The bank has required an interest bearing compensating balance account. On September 30, 1998 this account equaled $28,385.

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

    Management believes that year to date revenues at September 30, 1998 increased 35.8% from the 1997 revenue levels as a result of customers spending funds from grant awards under the "COPS MORE 96" portion of the "Violent Crime Control and Law Enforcement Act of 1994"(the 1994 Crime
Bill). The grant applications for "COPS MORE 96" were submitted in October 1996 and the Company has seen many prospects and customers receive grant awards and proceed through the procurement process during 1997 and the first nine months 1998. During 1998, the Company has seen a continuation of a market shift to the MobileServer product The MobileServer product represented 45.4% of sales in the first nine months of 1998 as compared to 24.5% of sales in the equivalent 1997 period. As a result of this market shift to mobile products, the Company joined forces with Cerulean Technology, Inc. in November 1997 to offer Cerulean PacketCluster PatrolTM wireless client/server software under a three-year private branding agreement as its exclusive mobile information solution. This move to the Cerulean mobile product has caused the Company to price systems aggressively and renegotiate prior pricing agreements in order to realize the improving margins experienced on the MobileServer product during 1998.

    Market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95 or NT Desktop graphical user interface have grown substantially during 1997 and 1998, especially in the Southeast market. Although the Company has completed substantial levels of development on the next generation of PoliceServer and Fireserver operating on a Microsoft NT platform, significant sales and deliveries of these products will not impact revenues until mid 1999. The Company has been able to increase revenues during 1998 as a result of MobileServer sales. PoliceServer and FireServer system revenue has dropped from 22.6% of revenue in 1997 to 16.2% of revenue in the first nine months of 1998. The City of Cambridge, Massachusetts police department selected the Company's NT version of PoliceServer as its' records management system and delivery and installation of a Beta version was completed in September 1998. As the modules of the Company's records management system (RMS) and computer aided dispatch (CAD) operating in the Microsoft NT environment are released, the Company expects that the product mix may shift back to the higher margin PoliceServer and FireServer products in 1999. During 1998, the Company incurred $559,257 of Research and Development expenditures, most of which related to the new NT products. $112,325 of the research and development expense which was related to PoliceServer 2 was capitalized as the new product attained technical feasibility and a Beta version was available.

    During 1998 the Company has continued to focus efforts on resolving outstanding customer support issues and providing enhancements to its current suite of products. A new release of ImageServer was distributed to customers during the second quarter and testing of the final releases of the current PoliceServer and FireServer products was completed during the third quarter with release to customers scheduled for early in the fourth quarter of 1998. In addition, QueryStation enhancements, MobileServer to dispatch interface capabilities, and a map display capability for dispatch were completed.

    The Company's engineers have performed extensive testing to ensure that all products are not only compliant but also failsafe with regard to the year 2000. Pamet software was developed to store and calculate date related information using 4-digit values, so records dated December 31, 1999 will be followed by records dated January 1, 2000. Pamet products were proven to successfully manage the year 2000 rollover while maintaining data and system integrity.

    During the second quarter, the third round of federal grants associated with the 1994 Crime Bill, "COPS MORE 98", were announced. The COPS MORE 98 grant program is national in scope and very competitive, with police departments of all sizes and types competing for a total of $200 million in funds which must be matched by $66M in local matching share. The grant applications were submitted in June 1998 and revenues from this round of grant awards are expected to impact sales in fiscal 1999. Prior to the submission of the grant applications, the Company held another round of its successful grant preparation seminars for current and potential customers to assist them in preparing their grant proposals. This program, aimed at assisting agencies throughout the grant application process, reached over 900 attendees at 30 seminars in 27 cities in 15 states. In addition, the Company extended an offer to provide further support via telephone or fax to those agencies needing additional assistance with the complex application. This assistance is especially helpful for smaller departments that lack experienced grant-writing staff. The special grant advisory team at Pamet provided aid to more than 130 agencies. The agencies that have attended the Company's prior seminars have generally received grant awards, however, there can be no assurance, as to when, if at all, these awards will result in sales to the Company. Until the 1994 Crime Bill grant program expires, a significant portion of the Company's sales will be reflective of these awards.


Three Months Ended September 30, 1998 vs.
    Three Months Ended September 30, 1997

    Net sales for the three month period ended September 30, 1998 (the 1998 period) increased 18.0% to $597,429 from $506,455 for the three month period ended September 30, 1997 (1997 period). The delays that were encountered in the awarding of grants associated with the "COPS MORE 96" program in prior periods have resulted in continued sales associated with these grant awards in the 1998 period. The revenues for the 1998 period were comprised of four new ImageServer systems, one new MobileServer system, and one JailServer system compared to five MobileServer systems, one PoliceServer system, and one FireServer system in the 1997 period. In addition, in the 1998 period, customers continued to upgrade their hardware platforms and increase the number of mobile units being used as funds became available. Also, the Company installed a Beta version of the new NT Policeserver 2 records management software in the City of Cambridge, Massachusetts police department, as well as a one user NT PC-based RMS system in a small community in central Massachusetts. MobileServer sales in the 1998 period decreased slightly as a percent of total sales, however strong Imageserver sales, a Jailserver system, and two GIS systems offset this decrease. Support revenues increased 5.5% to $144,910 for the 1998 period from $137,334 for the 1997 period reflecting the increase in the customer base from the 1997 period. Cost of product decreased 1.9% or $4,158 to $220,475 for the 1998 period from $224,633 for the 1997 period.
The resulting increase in gross margin from 55.6% in the 1997 period to 63.1% in the 1998 period reflects increased sales of higher margin Imageserver and Jailserver sales and the software only installation of PoliceServer 2.

    Operating expenses increased $171,372 or 38.9% to $611,642 for the 1998 period compared to $440,270 for the 1997 period primarily due to increased spending on personnel to support future revenue growth, the acquisition of Technology Assemblers, Inc. in February 1998, continued spending on research and product development and increased trade show expenses.
Research and development expenditures on the NT development of PoliceServer
2 of $112,325 were capitalized during the 1998 period as the product reached techological feasibility and a Beta version was installed in the City of Cambridge, Massachusetts police department who had contracted to purchase the NT product. The remaining Research and Development expenditures during the period of $71,116 were expensed. These funds supported development work on the Computer Aided Dispatch (CAD) NT product. The Company has used outside contract development resources to accomplish product development goals to minimize the long term financial commitments of the Company. The NT product development will continue throughout 1998 and into 1999 until all modules of PoliceServer and FireServer have been ported to the NT platform consistent with market demands.

    Personnel costs increased 19.6% to $317,688 for the 1998 period compared to $265,634 for the 1997 period. The increase is due to the continuing addition of resources including a Vice President of Product Integration and Deployment in November 1997, three former TAI employees in February 1998, a Customer Support manager in May 1998, and a sales representative in the Northeast region in April 1998. In addition the Company has restructured the salary levels for critical resources in line with market salary levels. Increases in the company portion of health insurance costs and the use of contract administrative support were offset by year to date adjustment of incentive compensation costs. These personnel costs were incurred to support increased revenue growth in an expanded market and the introduction of an NT-based product. Rent, utilities and telephone increased 94.1% to $39,287 for the 1998 period from $20,236 for the 1997 period due primarily to the increased phone expense associated with the telephone support for the Company's growing client base outside the Northeast and the rent and associated expenses, including telephone, of a new Southeast regional sales office in Maitland, Florida. Travel and entertainment expenses decreased 17.8% to $22,575 for the 1998 period from $27,480 for the 1997 period. This decrease reflects a reclassification of travel expenses to grant expenses on a year to date basis. Professional fees decreased 2.1% to $61,705 for the 1998 period from $63,030 for the 1997 period, primarily due to the reduction in consulting fees associated with market research on the Mobileserver product and the classification of NT development expenses as consulting in the 1997 period. This reduction in consulting fees was offset by an increase in legal fees associated associated with the negotiation of equity financing and loan agreements as well as possible acquisitions and business partnerships Depreciation expense increased 40.6% to $20,703 for the 1998 period from $14,721 for the 1997 period due to the upgrading of the Company's computer systems in the second half of 1997 and early 1998. Other operating expenses increased 59.8% to $78,568 for the 1998 period from $49,169 for the 1997 period primarily due to increases in internet access and high speed links to remote sites; increases in marketing spending on trade shows, and COPS MORE grant seminars spending reclassified from travel expenses.

    Net interest expense for the 1998 period was $48,458 compared to $15,518 for the 1997 period. This reflects the increased interest associated the Company's receivables financing agreement with Silicon Valley Bank and the increased use of working capital loans from directors

    The net loss for the 1998 period was $(283,146) or $(.12) per share compared to net loss of $(156,556) or $(.07) per share for the 1997 period. The loss is due primarily to increased operating expenses resulting from product development and the increased infrastructure costs which the Company believes will position the Company for expected future revenue growth.

Nine Months Ended September 30, 1998 vs.
    Nine Months Ended September 30, 1997

    Net sales for the nine month period ended September 30, 1998 (the 1998 period) increased $552,829 or 35.8% to $2,098,896 from $1,546,067 for the nine month period ended September 30, 1997 (the 1997 period). The increase in sales reflected a 151.4% increase in the sales of the Company's MobileServer product, which represented 45.4% of total sales, a 12.1% increase in support revenues reflecting the increased customer base, and a 45.1% increase in ImageServer sales. Partially offseting these increases in MobileServer, ImageServer and support sales were decreases in PoliceServer and FireServer system revenues, add-on hardware, and third party products sold with a major install in the Southeast. Cost of product increased 28.0% to $937,875 for the 1998 period from the $732,787 for the 1997 period resulting in an increase in gross margin from 52.6% in the 1997 period to 55.3% in the 1998 period. Margins improved on virtually all products during the first nine months of 1998.

    Operating expenses increased $1,082,120 or 93.7% to $2,237,209 for the 1998 period compared to $1,155,089 for the 1997 period. Expenditures on research and development contributed $446,932 or 41.3% of the increase. In addition, $112,325 of development expenditures on the NT based PoliceServer 2 were capitalized during the 1998 period as this portion reached technical feasibility. The most significant portion of these expenditures was on the porting of the Company's products to the NT platform, development of a network search product, developing an interface between PoliceServer and the Cerulean mobile product, and enhancements to the ImageServer product. Personnel costs increased 49.9% to $1,039,361 for the 1998 period from $693,429 for the 1997 period. This increase reflects the salary and associated expenses incurred as a result of hiring a new President and Chief Executive Officer in June 1997, the addition of a Vice President of Product Integration and Deployment in November 1997, the integration of three employees of Technology Assemblers, Inc. upon acquisition of that company in February, 1998, and the addition of a Customer Support Manager and a sales representative late in the second quarter of 1998. The realignment of salaries within the company with market rates also contributed to the increase in personnel expenses. These additional resources are focused on new product development and expanding the Company's infrastructure to handle the anticipated increased level of business in the future. Rent, utilities and telephone expenses increased $47,755 or 85.5% to $103,602 for the 1998 period from $55,847 for the 1997 period. This increase is almost entirely associated with the addition of a regional office in Maitland, FL and the increased sales and support costs outside the New England area. Travel and entertainment expenses increased 55.0% to $124,203 for the 1998 period from $80,120 for the 1997 period reflecting the increased travel associated with integrating the employees from the Southeast region into the corporate organization, the significant increase in sales and marketing initiatives outside the Northeast including attendance at trade shows and the COPS MORE 1998 grant seminars. Professional fees increased 56.7% to $201,944 for the 1998 period from $128,887 for the 1997 period due to the increase in the Company's use of legal services associated with establishing a line of credit loan, work associated with a private placement of the Company's stock, employment agreements for the officers, the legal work associated with the acquisition of Technology Assemblers Inc., and the expense associated with researching additional business partnerships and acquisitions. Consulting expenses for product documentation services, the cost of a financial consultant, and installation of an upgraded financial package also contributed to the increase. Depreciation expense increased 37.0% to $57,936 for the 1998 period from 42,288 for the 1997 period reflecting the depreciation associated with the upgrades of the Company's computer equipment. Other operating expenses increased 70.4% to $263,231 for the 1998 period from $154,518 for the 1997 period. These increases reflect spending for high speed internet access and links to remote corporate locations; marketing programs, trade shows, and grant seminars; and office and training supplies used to support the increased level of business.

    Net interest expense was $108,319 for the 1998 period compared to $51,103 for the 1997 period. This increase reflects the interest associated with the receivable financing agreement with Silicon Valley Bank and increased usage of working capital loan commitments from directors.

    The net loss for the 1998 period was $(1,184,507) or $(.47) per share compared to a net loss of $(335,502) or $(.14) per share for the 1997 period. The loss for the period can be attributed to the significant spending on research and development and the spending associated with the commitment to build the Company's infrastructure to meet anticipated future business.

Liquidity and Capital Resources

    The Company's working capital deteriorated to a deficit of $(1,261,057) from a deficit of $(430,122) at December 31, 1997 due to delays in securing equity financing to fund the current level of research and development spending and the additional expenses associated with the increased corporate infrastructure. The private placement of 125,000 shares of common stock with Rogow Opportunity Capital, LLC (ROC) which increased the cash and stockholders' equity by $531,250 during the first quarter of 1998 represented the first phase in a multi phase project to secure equity financing to support porting the Company's products to NT and fund future anticipated growth. Cash decreased to $7,442 at September 30, 1998 from $40,522 at December 31, 1997 although the Company has utilizated loans with directors and the receivables financing agreement with Silicon Valley Bank. Accounts receivable decreased to $620,573 at September 30, 1998 from $661,260 at December 31, 1997 in spite of the increase in sales as a result of the receivables financing agreement signed in the second quarter of 1998.

    The Company's backlog was approximately $300,000 at September 30, 1998. The Company used the infusion of cash from the private placement with ROC in the first quarter and the funds available as a result of the current loan agreements on developing the NT product, supporting its increased operational infrastructure to enable it to execute anticipated increased sales volume and performing maintenance, adding enhancements, and upgrading the documentation on its current products.

     The Company is continuing to consider projects to increase its cash position through business combinations, as well as capital raising alternatives. The Company continues to utilize the the one-year receivables financing agreement with a credit line of up to $1.25 million with Silicon Valley Bank signed in the second quarter of 1998. The monthly interest rate on the average daily balance is 1.6% with a one time .25% administrative fee on the face amount of the purchased receivable. The financing will cover receivables outstanding for up to 120 days and Silicon retains a 20% reserve until the receivable is paid. In addition, during the third quarter of 1998, the Company negotiated a development line of credit with Sumaria Systems, Inc. for $250,000 at 12% per annum to fund the development of the Company's NT based Computer Aided Dispatch (CAD) system. Subsequent to the end of the 1998 period, the Company renegotiated its short term working capital loans from Directors to long term convertible debt agreements. These two agreements, for $300,000 each, carry interest rates of 11% and terms expiring in February and June of 2001. One note is convertible in common stock at $2.75 per share and was issued with 30,000 five year warrants exercisable at $2.75 per share and the other note is convertible into common stock at $1.45 per share and was issued with 120,000 five year warrants exercisable at $2.50 per share. Also subsequent to the end of the 1998 period, the Company signed a $500,000 convertible debt agreement with a new investor. $250,000 is to be paid to the Company by November 15, 1998 which is convertible into common stock at $1.45 per share and was issued with 172,414 five year warrants exercisable at $1.45. The second segment of $250,000 is to be paid by January 15, 1999 and will convert into common stock at up to $2.50 per share. Payment of this segment is contingent on the Company securing an additional $300,000 in financing by January 15, 1999.

     This new convertible debt represents 50% of the second phase of the Company's private placement program. The Company continues to actively seek investors to raise the necessary debt and/or equity financing to support its NT development project through completion. (Any such securites will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements)
The Company believes its existing backlog and current loan commitments must be supplemented by anticipated additional capital and/or debt infusions and enhanced sales activities to complete the current development programs. However, the current backlog and financing commitments should sustain operations through the end of 1998.

    As of September 30, 1998, the Company had accumulated approximately $5,200,000 and $3,400,000 in net operating loss carry forwards for federal and state income tax purposes respectively. The loss carry forwards expire in the year 2009. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset its income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carry forward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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





                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    On July 31, 1998 the Company issued a promissary note for $100,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the securities Act of 1933, as amended (the "Act"). Interest to be paid at a rate of 12% per annum. As further consideration for this loan by the holder to the Company, the holder may apply unpaid principal in a subsequent private placement thereof to the purchase price of the securities offered to outside investors on the terms stated in the note. Subsequent to the end of the 1998 period, this note (together with a previously issued $200,000 note) was exchanged for a $300,000 convertible note and warrants, (See "MD&A - Liquidity")

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    Not applicable

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

        4.1    $100,000 Promissory Note dated 7/31/98
       10.1    $250,000 Promissory Note dated 9/28/98
       27      Financial Data Schedule

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



            November 13, 1998             Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer



EXHIBITS

Exhibit 4  Promissory Note

PAMET SYSTEMS, INC.

	PROMISSORY NOTE


$100,000	July 31, 1998

FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), with its principal office at 1000 Main Street, Acton, Massachusetts 01720, promises to pay to the order of Rogow Opportunity Capital LLC, a Massachusetts limited liability company (the "Holder"), with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or its assigns, on June 1, 1999 (the "Maturity Date"), the principal amount of ONE HUNDRED THOUSAND DOLLARS ($100,000), in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public or private debts, together with interest on the unpaid balance of said principal amount from time to time outstanding at the rate of twelve (12 %) percent per annum. Notwithstanding the foregoing, this Note may be prepaid or called by the Company at any time in whole or in part without penalty or premium, but with at least five days notice to the Holder. Interest shall accrue to and include the date on which prepayment is made. Payments of principal and interest are to be made at the address of the Holder designated in Section 5.4 or at such other place as the Holder shall have notified the Company in writing at least five days before such payment is due.

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

2.	Purchase Option.  As further consideration for this loan by the Holder to the Company, at its election, the Holder may apply up to One Hundred Thousand Dollars ($100,000) of the unpaid principal hereof and accrued and unpaid interest hereon to the purchase price of the securities offered for sale in the next occurring private placement of securities offered to outside investors (anticipated to occur prior to December 31, 1998), at the lowest purchase price paid by outside investors in such placement, to the purchase such securities on the same terms and conditions on which other investors invest.

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

PAMET SYSTEMS, INC.


By:_____________________________
Name: Richard C. Becker
Title:  Vice President


Exhibit 10.1

	PAMET SYSTEMS, INC.

	PROMISSORY NOTE


$250,000	September 28, 1998

FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), with its principal office at 1000 Main Street, Acton, Massachusetts 01720, promises to pay to the order of Sumaria Systems, Inc., a Massachusetts corporation (the "Holder"), with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923, or its assigns, on June 1, 1999 (the "Maturity Date"), the principal amount of TWO HUNDRED FIFTY THOUSAND DOLLARS ($250,000), or such lesser amount as shall equal the aggregate unpaid principal then outstanding, in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public or private debts, together with interest on the unpaid balance of said principal amount from time to time outstanding at the rate of twelve (12 %) percent per annum.
Notwithstanding the foregoing, this Note may be prepaid or called by the Company at any time in whole or in part without penalty or premium, but with at least five days notice to the Holder. Interest shall accrue to and include the date on which prepayment is made. Payments of principal and interest are to be made at the address of the Holder designated in Section
5.4 or at such other place as the Holder shall have notified the Company in writing at least five days before such payment is due.

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

then, and in any such event, the Holder, at its option and without written notice to the Company, may declare the entire principal amount of this Note then outstanding together with accrued unpaid interest thereon immediately due and payable, and the same shall forthwith become immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are expressly waived. The Events of Default listed herein are solely for the purpose of protecting the interests of the Holder of this Note.

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

2.	Purchase Option.  As further consideration for this loan by the Holder to the Company, at its election, the Holder may apply the unpaid principal hereof and accrued and unpaid interest hereon to the purchase price of the securities offered for sale in the next occurring private placement of securities offered to outside investors (anticipated to occur prior to December 31, 1998), at the purchase price paid by outside investors in such placement on the same terms and conditions on which other investors invest.

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


4.1	Principal.  Subject to Section 2, the Company shall pay the outstanding principal amount of the Note on the Maturity Date.

5.	Miscellaneous.

5.1	Required Consent.  The Company may not modify any of the terms of this
Note without the prior written consent of the Holder.

5.2	Lost Documents.  Upon receipt by the Company of evidence satisfactory
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

5.3	Benefit.  This Note shall be binding upon and inure to the benefit of the parties hereto and their legal representatives, successors and assigns.

5.4	Notices and Addresses.  All notices, offers, acceptances and any other acts under this Note (except payment) shall be in writing, and shall be sufficiently given if delivered to the addressee in person, by Federal
Express or similar receipted delivery, by facsimile delivery or, if mailed, postage prepaid, by certified mail, return receipt requested, as follows:

To the Holder:			99 Rosewood Drive, Suite 140,
Danvers, MA 01923
Attn:	Venilal Sumaria
Fax:	(978) 739-4200

To the Company:		1000 Main Street
Acton, Massachusetts 01720
Attn:	Richard C. Becker
Fax:	(978) 263-4158

In either case with copies to:	Shereff, Friedman, Hoffman & Goodman, LLP
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

PAMET SYSTEMS, INC.


By:_____________________________
Name: Richard C. Becker
Title:  Vice President
Promissory Note		11/10/98