Form 10KSB
period 1998-12-31
PAMET SYSTEMS INC
filed 1999-04-16
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                      __________________________________

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

       For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-10623


                               PametSystems, Inc.
                       -----------------------------------

               (Exact name of registrant as specified in its charter)


        Massachusetts                                      04-2985838
-----------------------------                          -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     1000 Main Street
     Acton, Massachusetts                                    01720
----------------------------------------                ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (978) 263-2060

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                               on which registered
   -------------------                               ---------------------

          none                                               none
   -------------------                               ---------------------
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


The issuer's revenues for its most recent fiscal year were  $2,736,986
                                                            ----------

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked prices on April 2, 1998 was $3,818,250.


The number of shares outstanding of the Registrant's common stock, as of April 2, 1999 was 2,545,500 shares.








DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the definitive proxy statement for the Annual Meeting of Stockholders (if filed pursuant to Regulation 14A within 120 days of the close of the Company's fiscal year ended December 31, 1998) shall be deemed to be incorporated by reference in Part III.)

PART I

Item 1. Business

        This Form 10-KSB contains statements which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates"or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: the timing of the development and release of the NT products, adequacy of the funding for the completion of the NT development, and market expectation for the NT operating environment; building a sales and marketing initiative; law enforcement trends regarding E911 and mobile systems; funding and adequacy of the corporate infrastructure to support operations and anticipated growth; economic and competitive factors affecting market growth; year 2000 compliance; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of the NT products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-K could cause such views, assumptions and factors and the Company's results of operations to be materially different.

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

        The Company's principal product for law enforcement is PoliceServer(R), a fully integrated information management system providing agencies with the full spectrum of information-related functionality needed for agency operations and management. Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester Massachusetts Police and other agency types such as the University of Massachusetts Police, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police, and the Boston Housing Authority Police. PoliceServer capabilities include computer-aided dispatch, criminal records management, department management, and personal productivity applications such as word processing. Designed to accommodate a wide diversity of agency types, PoliceServer is both easy to learn and to use. PoliceServer automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state Criminal Justice Information Systems, and the National Crime Information Center (NCIC). The Company also provides interfaces with systems for digital imaging, mobile and remote access and for scanning and identification of fingerprints.

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

        The Company has experienced a market shift to systems requiring Microsoft NT server and a Windows graphical user interface. Due to this shift the Company began redeveloping its core products on the NT platform late in 1997 and expects to complete this development project in 1999. This shift has reduced the demand for the Company's core products as agencies await the availability of an integrated solution in the market.

        JailServerTM provides corrections facility staff with the ability to capture, track and report a wide variety of data related to inmates. In February 1998 the Company acquired the assets of Technology Assemblers, Inc. (TAI), which had developed this product. The acquisition was made to broaden the product offering of the Company. The addition of JailServer allows the company to expand its available market to include the County Sheriff agencies. These have both a law enforcement role that can be served by PoliceServer and responsibility for the operation of the county jail which can be served by JailServer. The product is in use by a number of state and county level facilities. It can work in conjunction with other PoliceServer modules.

        The Company also offers several companion products. MobileServerTM is a mobile terminal that allows fully integrated communications with a department's internal system as well as other local, state and federal databases. MobileServer improves officer efficiency allowing the departments to realize cost savings, increase officer safety and enhance community policing efforts. Sales of the MobileServer product accounted for nearly 50% of total revenue in 1998 as agencies used "COPS More 96" funding to procure these systems. ImageServerTM is an image capture, storage and printing system. A GIS (Geographical Information System)/Mapping module displays maps for dispatchers and creates pin maps for crime analysis. The QueryStation(tm) module facilitates the creation of both standard and ad-hoc reports from data in the PoliceServer database.

        The Company believes that the level and quality of its support service is vital to continuing customer satisfaction and the long-term success of the Company. The Company has established a strong history of responsiveness to customer requirements and a high level of support which have resulted in a loyal customer base. The Company provides product updates and enhancements and customer support services under an annual maintenance program. Annual fees are based on a percentage of the price paid for the licensed software products. Historical renewal rates for annual maintenance for the Company's products have been in excess of 99%.

        The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The Company also maintains a support center in Maitland, Florida, currently serving principally JailServer customers. The standard support service provides access during business hours Monday through Friday, with 24 hour, 7-day service optionally available.

         As of December 31, 1998, the Company had installed PoliceServer in 106 police departments, FireServer in 32 fire departments, JailServer in 12 institutions, ImageServer in 41 departments, MobileServer in 31 departments, QueryStation in 24 departments, and the GIS/Mapping module in 3 departments. These installations are located in 13 states in the Eastern US.

        In the 12 month period ended December 31, 1998 (the 1998 period) a significant portion of sales to police departments was funded by federal grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) designed to provide automation grants to law enforcement agencies. This grant program is expected to continue at least through 1999, and possibly through 2000. In general, however, the long lead-time and uncertainties of selling to the governmental sector continue and will continue to result in volatility in sales and cash flow. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

        The Company was incorporated in Massachusetts on November 24, 1987 by Dr. Joel B. Searcy, Chairman of the Board.

        PoliceServer, FireServer, JailServer, ImageServer, QueryStation and MobileServer are trademarks of the Company.

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

        The Company continues to believe that the market for the computer systems it provides continues to be positioned for growth due to a number of major factors. The first factor is the passage of the 1994 Crime Bill which will potentially allocate more than $33.0 billion of funding for police and prison agencies over the first five years of the grant program, of which over $1.0 billion will be for the automation of police agencies. Approximately $500M has been allocated for automation thus far. Although the majority of the funding from the 1994 Crime Bill is earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be re-deployed or "put back on the street". The Company has designed and implemented a series of seminars to provide departments with the information necessary to demonstrate the cost effectiveness of the Company's products to enable them to obtain grant monies. The second factor is E911 systems currently being established around the country that require 24 hour dispatch centers for police, fire and EMS departments. Many smaller communities have not been able to afford to staff a dispatch center 24 hours a day. This has led to the establishment of regional dispatch centers serving a number of communities. This regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently six regional dispatch centers in Massachusetts, Georgia and Tennessee use the Company's product for this application. The third factor is the growing trend toward the use of mobile technologies. Given its existing product base and the redevelopment of the PoliceServer and FireServer on the NT platform, the Company believes that it is capable of meeting these needs with its current suite of products.

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

        The Company has developed and actively markets a series of integrated software products: PoliceServer, a management information system for police departments; FireServer, a management information system for fire departments; ImageServer, an image capture, storage and printing system; MobileServer, a mobile terminal allowing fully integrated communications with the department's internal system as well as other local, state and federal databases; a GIS/Mapping system for dispatchers and crime analysis; the QueryStation module for creating reports with data in the PoliceServer and FireServer database, and JailServer, an information management tool for corrections facilities with the capability to capture, track and report data on inmates. The Company owns the full and exclusive rights to the PoliceServer, FireServer, ImageServer and JailServer products. The MobileServer product incorporates technology licensed from Cerulean Technologies. The GIS/Mapping module incorporates technology from Planet One GIS Software. The QueryStation module utilizes Crystal Reports report writer from Seagate Software.

        The Company's engineers have performed extensive testing to ensure that all products are not only compliant but also failsafe with regard to the year 2000. Pamet software was developed to store and calculate date related information using 4-digit year designation, so records dated December 31, 1999 will be followed by records dated January 1, 2000. This allows for the calculation of dates beyond the date of January 1, 2000 to be correctly computed. Pamet products were proven to successfully manage the year 2000 rollover while maintaining data and systems integrity.

        Before 1998 the Company's software was developed to run on the Digital Equipment Corporations, Open VMS(r) operating system together with character-based terminals or PCs emulating character-based terminals. Due to customer demand for software utilizing Graphical User Interface (GUI) displays and low cost servers the Company began in 1997 re-developing its software for Windows (tm) NT (tm)-based servers and Windows(tm) 95, Windows
(tm) 98, and Windows (tm) client PCs. The first NT-based system was shipped in 1998, and the Company believes that the bulk of its new customer sales will be for the NT-based product line. The Company plans to complete Windows NT versions of PoliceServer and FireServer in 1999. The ImageServer, MobileServer, GIS/Mapping system, QueryStation module and JailServer products are currently Windows PC-based products. The Company's turnkey computer systems include networked personal computers, networking equipment, printers and bundled nonproprietary software for word processing and spreadsheets, all of which the Company purchases from other companies and sells to the Company's users.

        PoliceServer. PoliceServer is part of a comprehensive suite of law enforcement applications software that performs the clerical and record keeping functions necessary for police department operation. PoliceServer includes a computer-aided dispatch and incident reporting function which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits. The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. In addition, the system provides access to the Federal Government's Computer Aided Management of Emergency Operations Hazardous Materials (CAMEOR) database. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, personnel, payroll, property, equipment and vehicle maintenance, as well as provide word processing, electronic mail, spreadsheet and personal calendar management capabilities.

        PoliceServer automatically cross references and updates all appropriate files in the data base. This feature eliminates the need for repetitive input, saves people-hours, and ensures the timely and consistent updating of police records. The Company estimates that after the first 6 to 20 months of operation, a PoliceServer system typically produces manpower savings whose dollar value equals the total system price. The system provides multiple levels of security controls, which the Company believes limit the likelihood of tampering with police records.

        An important feature of PoliceServer is ease of use. Current customers find the system easy to learn and operate. PoliceServer is designed to be used by any member of the department to expedite the handling of departmental paperwork. PoliceServer eliminates much of the manual process, replacing it with a series of simple interactive entry screens. Computerizing these processes reduces paperwork, ensures more accurate data entry, and makes information available more rapidly to other members of the police department.

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


        JailServer. JailServer is an integrated technology solution utilizing barcode and video imaging technologies to ensure effective collection, processing, and output of information for correctional institutions. JailServer modules include tracking of inmate booking, arrest, housing, trusts accounting, medical, commissary, property, and visitation.

        ImageServer. ImageServer is an image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.) and document imaging. The ImageServer product operates on a networked Pentium class computer system. The product can be fully integrated with the PoliceServer, FireServer and MobileServer systems, and supports unlimited numbers of images connected to Master Name File entries. Images can be captured using digital cameras, video cameras and scanners in either color or monochrome. Incident or accident related images can be connected to incident reports and can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve. In addition ImageServer can be integrated into other vendors' records and dispatch systems potentially broadening the market for this product.

        MobileServer. MobileServer mobile data terminals (MDT's) are fully integrated companion products to the Company's other products. Based on the private branding agreement with Cerulean Technologies, the Company is able to offer a mobile date product that has many of the "Best in Class" mobile data capabilities. The MDT is a laptop PC mounted in a patrol car or carried in a briefcase, together with wireless communications equipment. The product allows communications from car to dispatch, car to car, as well as access into the files in the PoliceServer database and many government information systems. In addition all messages are fully encrypted and many officer safety and alarm features are standard in the product. These systems increase officer efficiencies and minimize the need for the officer to return to the station. This system has also served to increase the police presence on the street, due to the fact that an officer, in the cruiser, has a link to the state CJIS information system and full access to all of the information in the entire PoliceServer system.

        GIS/Mapping System.  The Geographical Information System
(GIS)/Mapping module allows the dispatcher to view maps of street addresses, incident locations and building floor plans. It also can be used to create pin maps showing the location and concentration of crimes and other events, such as traffic accidents. The GIS/Mapping system can also assist in the early identification of crime patterns. The GIS/Mapping system incorporates Planet One GIS Software through a license agreement with Pamet Systems.

        QueryStation. The QueryStation module allows analysts to run a fully integrated report writer, Crystal Reports from Seagate Software, against the PoliceServer or FireServer database. This can be used to create standard reports or run ad hoc queries using the tremendous volume of operational data captured during the day-to-day operations of a department.

        Product Pricing. Complete turnkey systems including software, hardware, training, one year's hardware maintenance (provided by the hardware vendor) and six months of software support and update service, including a warranty against defects in the software, have sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. Pricing of the FireServer and PoliceServer software packages is similar, with a discount offered on the base software license when the packages are installed together on the same computer hardware. The majority of FireServer systems in operation utilize the same computer as the PoliceServer in that municipality.

        In addition to revenues generated by sales of the PoliceServer, FireServer, JailServer, ImageServer, GIS/Mapping, QueryStation,
MobileServer and software support fees, the Company generates operating revenues from the sale of additions to its existing systems, miscellaneous supplies, accessories and training.

Marketing

        The Company's marketing strategy is designed to attract potential customers from the existing base of law enforcement agencies, fire agencies, and correctional facilities. The Company utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the underlying technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral environment. The 1994 Crime Bill also provided another marketing avenue as the Company conducted seminars to assist public safety agencies obtain grants as described below.

        The Company generally concentrates its marketing efforts on the police department using the integrated PoliceServer, ImageServer, GIS/Mapping, QueryStation and MobileServer systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products. The expanded use of E911 will add greater focus to the latter strategy. In county sheriff departments, JailServer is offered to round out a comprehensive information system.

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

        In addition, the Company also attends public safety agency conventions and trade shows as part of its marketing efforts. The Company jointly sponsored "COPS More" seminars with Digital during the 1995 period that generated over $800,000 of revenue in the 1996 and 1997 periods. In late 1996 the Company sponsored seminars that focused on the "COPS More 96" portion of the 1994 Crime Bill for over 100 public safety agencies. The seminars were designed to inform these public safety agencies of what was included in the 1994 Crime Bill and also how to apply for automation grants under the "COPS More 96" section of the bill. Over $1,800,000 of revenue during the 1997 and 1998 periods can be attributed to grants from "COPS More 96". These seminars simplified the sometimes complex justifications that were required as part of the proposals and allowed many small to medium size agencies to submit proposals who otherwise might not have been able to do so. "COPS More 98" was announced during the second quarter of 1998 and the Company conducted a series of 30 seminars to assist law enforcement agencies in applying for the $200 million available from this next round of technology grants associated with the 1994 Crime Bill. Pamet provided aid in preparation of their grant applications to more than 130 agencies and began to see revenue from "COPS More 98" late in the fourth quarter of 1998.

        The Company's strategy is to continue to expand its current distribution approach by focusing in those states where the Company has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams.

        The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 1998, the Company has customers in Massachusetts, Connecticut, Rhode Island, Ohio, South Carolina, Florida, Georgia, Indiana, New Hampshire, Tennessee, Missouri, Pennsylvania and Kentucky.

        The Company markets its products in the New England area as well as in two additional regions of the country. The Company established an office in Maitland, Florida to support sales activities in the Southeastern states. Marketing for the Midwest part of the country is now being coordinated through the Company's headquarters in Massachusetts.

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

        The principal competitive factors that exist in the public safety software business are price, ease of use and sophistication of the system. Management believes the competitive advantages of the Company's products include sophisticated capabilities and relative ease of use within a fully integrated software suite. Based on a 1997 study performed by the Massachusetts Executive Office of Public Safety, management believes that it is currently the largest supplier of integrated police and fire systems in Massachusetts. Nevertheless, the Company believes that to stay competitive in its target market, it must continue to make its products available on a greater number of computer platforms.

Principal Suppliers

        Through an arrangement between the Company and Keylink Systems, a Compaq Computer Corporation authorized Distributor, the Company purchases Compaq servers at a discount for resale as part of the Company's turnkey computer systems. The Company re-sells the hardware at Compaq's list price. The Compaq systems and components that the Company purchases are available from many suppliers and distributors.

        The Company also purchases PC's, networking equipment and peripherals from a number of manufacturers and suppliers. The Company acquires it mobile data software from Cerulean Technologies. Cerulean Technologies sells the products to the Company at a discount and the Company resells them at the Cerulean list price. The Company purchases the GIS software for its GIS/Mapping module from Planet One GIS Software. The Company purchases the software at a discount and resells it at Planet One's list price.

Customers

        The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Company has installed six systems in the lower Midwest Region, which is composed of the states of Ohio, Indiana, Illinois, Kentucky and Missouri and has installed eighteen systems in the Southeast Region, which is composed of Georgia, South Carolina, Alabama, Tennessee, and Florida.

        In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Company's dependence on any one customer. During 1998 no one customer accounted for more than 10% of sales.

Licensing and Support

        The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

        Support and update service is priced at 14% of the cost of the software package per year after the initial six-month warranty period. The support and update service for the NT products will be priced at 19% of list price at time of purchase after a six-month warranty period. Current customers who convert to the NT product will receive the NT software at no charge but will be charged 19% of the current list price for support commencing on the date of conversion. Payment of the annual support and update service fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Company's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

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

Research and Development

        The Company made significant research and development expenditures in 1998 in several areas totaling over $934,000 of which $195,665 was capitalized. The majority of the 1998 expenditure, as well as a significant portion of 1997 research and development spending of over $317,000, was on the NT product development of PoliceServer NT. Other expenditures included the interface between PoliceServer and the Cerulean mobile product, a network search product, and enhancements to the ImageServer product. In the majority of these cases, the Company used outside resources to design, develop and test these projects minimizing the long-term financial commitments of the company. NT product development will continue throughout 1999 until all modules of the PoliceServer and FireServer have been ported to the NT platform.


Employees

        As of December 31, 1998, the Company had 16 full-time employees and 3 part-time employees, of whom 4 were engaged in computer programming, 8 were engaged in documentation, training and software support and 7 were engaged in sales, marketing and administration. The Company has been using consultants to complete a major portion of its NT development to minimize the long-term impact on the Company's operations. The Company considers its employee relations to be satisfactory.


Item 2. Properties

        The Company's operations are located in Acton, Massachusetts, where the Company owns a 12,000 square foot office building. This facility contains office, training, conference, development and shipping space. The acquisition and renovation of the building had been financed from the Company's working capital. In April 1992 the Company mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility, the balance of which was $479,743 at December 31, 1998. The Company believes that the building is adequate to house the training, development and other headquarters needs for the foreseeable future. Subsequent to the end of 1998, the Company entered into an agreement to sell its facility for approximately $1,200,000 and lease it back from the new owners. The closing of the sale is expected to occur prior to the end of May 1999.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None



PART II

Item 5.  Market for the Company's Common Equity and Related
         Stockholder Matters.

         Shares of the Company's Common Stock are available for trading on the Nasdaq Stock Market over-the-counter exchange. The Common Stock is quoted under the symbol PAMT.

The following table sets forth the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board.


FISCAL YEAR ENDED
DECEMBER 31                                    COMMON STOCK
                                             High         Low
1997
        First Quarter                        3.38        1.88
        Second Quarter                       5.38        1.62
        Third Quarter                        4.87        2.87
        Fourth Quarter                       5.50        3.12

1998
        First Quarter                        4.75        3.62
        Second Quarter                       4.20        2.75
        Third Quarter                        3.62        2.25
        Fourth Quarter                       2.50        1.37



         The Company had 76 registered shareholders of Common Stock on April 6, 1999. The Company has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and that cash dividends will not be paid to stockholders.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The company's suite of products is composed of three major components: PoliceServer, FireServer, and JailServer. The Company also offers several companion products including ImageServer, MobileServer, QueryStation, and a GIS/Mapping module. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 12 month period ended December 31, 1998 (the 1998 period) increased 31.7% to $2,736,986 from $2,077,896 for the 12 month period ending December 31,1997 (the 1997 period). During the 1998 period, the revenues showed a significant shift to the MobileServer product, which represented 28.4% of sales in the 1997 period and 44.9% of sales in the 1998 period. The MobileServer product enables officers to submit reports and access critical law enforcement databases from their cruisers increasing officer productivity. This market shift to mobile products which became evident in the 1997 period caused the Company to join forces with Cerulean Technology, Inc. in November 1997 to offer Cerulean's PacketClusterPatrolTM wireless client/server software under a three-year private branding agreement as its exclusive mobile information solution. Several factors allowed the Company to substantially improve margins on the mobile product during 1998. The MobileServer margins during the 1997 period were adversely affected by one time product development, implementation engineering and staff training costs in connection with the Cerulean agreement, as well as the costs of upgrading the installed customer base to the Cerulean product. In addition, a significant portion of the Company's 1997 MobileServer sales and backlog resulted from the "COPS More 96" federal grant awards of the 1994 Crime Bill. The pricing on these MobileServer sales reflected previous commitments made to customers during the grant application process and prior to the Cerulean agreement. During the 1998 period the Company was able to renegotiate the pricing on the sales generated from the "COPS More 96" grant awards as part of the competitive bidding process. With the startup costs behind the Company and the renegotiation of the pricing commitments, the MobileServer margins improved substantially during the 1998 period.

Revenues from the Company's PoliceServer and FireServer products continued to decline in the 1998 period as a result of market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95/98 or NT Desktop graphical user interface. These market expectations caused the Company to begin rebuilding its products on the NT platform late in 1997 at considerable expense. The Company spent over $934,000 during the 1998 period on Research and Development of which $745,287 was spent on the NT-based product, including $195,665 that was capitalized. Significant progress was made on the NT development program and the first NT server and PC-based systems were shipped during1998. The Company plans to complete the NT versions of their PoliceServer and FireServer products during 1999. As the modules of the Company's records management system (RMS) and computer aided dispatch (CAD) operating in the Microsoft NT environment are released, the Company expects that the product mix may shift back to the higher margin PoliceServer and FireServer products. The Company's other products are currently Windows PC-based products. The Company also expended considerable funds during the 1998 period on product quality improvements resulting in final releases of its VMS-based PoliceServer and FireServer products, a new release of its ImageServer product, and QueryStation enhancements. The Company also expanded its suite of products in 1998 to include a GIS/Mapping module.
The Company also completed its program to improve product documentation to address competitive requirements and improve customer satisfaction.

During the second quarter of the 1998 period, another round of federal grants associated with the 1994 Crime Bill, "COPS More 98", was announced. The "COPS More 98" grant program was national in scope and very competitive, with police departments of all sizes and types competing for a total of $200 million in funds which must be matched by $66M in local matching share. Prior to the submission of the grant applications in June 1998, the Company held another round of its informative grant preparation seminars for current and potential customers to assist them in preparing their grant proposals. The seminars reached over 900 attendees at 30 seminars in 27 cities in 15 states and all participants were offered further support in completing the complex application via phone or fax.
The special grant advisory team at Pamet provided aid to more than 130 agencies. The agencies that have attended the Company's seminars have generally received grant awards and the Company began to see revenues related to "COPS More 98" in the last quarter of the 1998 period.

The Company continues to believe there are significant market opportunities based on the 1994 Crime Bill funding expected in 1999 and beyond, the establishment of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring towns, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.


Results of Operations

Year Ended December 31, 1998 vs. Year Ended December 31, 1997.

During 1998, the Company's net sales increased 31.7% to $2,736,986 from $2,077,896 in the 1997 period. Although revenues from the Company's core products increased from $470,432 for the 1997 period to $512,306 for the 1998 period, their contribution to total sales decreased to 18.7% of revenue in 1998 from to 22.6% of revenue in 1997. The number of new system sales and hardware upgrades decreased from 11 in the 1997 period to 10 in the 1998 period. This decrease, despite the increase in total revenues, can be attributed to communities delaying purchases of systems while they awaited more vendors offering products in a Microsoft operating environment using Microsoft NT Server and a Windows 95/98 or NT Desktop graphical user interface. In response to the market trend, during the 1998 period the Company installed a Beta version of its NT-based PoliceServer NT records management software (RMS) in the City of Cambridge, Massachusetts police department as well as a one user NT PC-based RMS system in a small community in central Massachusetts. The Company believes that business was lost or deferred in 1998 as a result of the Company not offering a PC-based police or fire system further highlighting the importance of the migration to an NT-based product line.

Sales of the MobileServer product increased 107.8% to $1,228,168 in the 1998 period from $591,030 in the 1997 period. The mobile product revenue represented 17 new installations and 10 departments increasing the number of both cruiser and portable units. The majority of the revenue from MobileServer resulted from federal grant funds awarded from "COPS More 96" of the 1994 Crime Bill. Revenues from the ImageServer product were relatively flat at $215,796 for the 1998 period as compared to $217,501 for the 1997 period. The Company has continued to see increased revenues from support and update service fees resulting from increases in the installed base and renewal rates approaching 100%. Support revenues increased $84,772 or 17.7% to $564,270 for the 1998 period from $479,498 for the 1997 period. These service revenues represented 20.6% of the Company's total revenues in the 1998 period versus 23.1% in the 1997 period.

Cost of sales increased $113,330 or 10.9% to $1,156,623 for the 1998 period from $1,043,293 for the 1997 period reflecting increased sales. The Company experienced an improvement in gross margin from 49.8% in the 1997 period to 57.7% in the 1998 period. Substantial increases in margin were attained in several product categories including new systems and MobileServer. The gains in the new systems margin can be attributed to the high margin JailServer product and software only sales. The MobileServer margins increased as a result of implementing more favorable pricing strategies, renegotiation of customer commitments made prior to the Cerulean agreement and moving beyond the startup phase of shipping the Cerulean product under the private branding agreement. The 1997 margins had been negatively impacted by the initial costs associated with Cerulean agreement including upgrading existing customers to the Cerulean system and prior pricing commitments for mobile systems funded by federal grants. In addition, the Company began shipping GIS/Mapping systems during 1998 that delivered high margins generally due to the low hardware content of these systems. Software support and update service revenues delivered traditionally high margins although they decreased from 96.0% in the 1997 period to 93.3% in the 1998 period. This decrease can be attributed to the increase in MobileServer installations where support is purchased from Cerulean rather than being performed by Pamet employees.

The Company's operating expenses increased $1,241,751 or 62.7% to $3,223,290 for the 1998 period from $1,981,539 for the 1997 period. The Company's commitments in several areas including overall product quality, customer satisfaction and new product development contributed significantly to the increases in spending. Of the increases, $420,907or 33.9% was attributed to research and development spending on NT product development, the interface between PoliceServer and the Cerulean mobile product, a network search product (LENS), and enhancements to the ImageServer product. In addition, $195,665 of development cost on the NT-based PoliceServer product was capitalized during the 1998 period as this part of the NT project reached technical feasibility. The Company is continuing to use outside resources in the design, development, and testing of these projects creating minimal impact on the long-term financial commitments of the Company. NT product development will continue throughout 1999 until all modules of PoliceServer and FireServer including Computer-Aided Dispatch
(CAD) have been ported to the NT platform, consistent with market demands. During 1998, virtually all requests for proposals (RFP's) received by Pamet Systems required either a functioning NT system or a transition plan to the NT platform.

Personnel costs increased 44.4% or $439,709 to $1,430,606 for the 1998 period from $990,897 for the 1997 period. The major reasons for the increase in personnel expenditures were a full year of salary and associated expenses for David McKay, President and Chief Executive Officer, who was hired in 6/97, and the addition of several new employees including a Vice President of Technology and Product Deployment, three employees in conjunction with the acquisition of Technology Assemblers, Inc. in February 1998, a Manager of Customer Support, and a salesperson for the Northeast region. The increased headcount supports ongoing programs including the redevelopment of the product on the NT platform, expansion of the product line to include a jail management package, improvement in customer satisfaction, and improved sales coverage. These strategic additions in head count will also expand the Company's infrastructure to handle the anticipated increase in the level of business in the future. In addition, employee salary increases and incentive plans designed to bring employee compensation in line with market rates were implemented in the second half of the 1997 period and impacted spending for the 1998 period. Employee health insurance costs increased 64.9% as a result of escalating insurance rates and an increase in the number of insured employees.

Rent, utilities and telephone increased 83.7% or $63,813 to $140,041 for the 1998 period from $76,228 for the 1997 period. The most substantial portion of the increase resulted from the rent and telephone costs associated with opening a Southeast regional sales office in Maitland, FL. In addition, telephone cost increases resulted from telephone support for the Company's growing client base located outside of the Northeast.

Travel and entertainment expenses increased $52,097 or 49.3% to $157,803for the 1998 period from $105,706 for the 1997 period due to the increased travel associated with integrating the employees from the Southeast region into the corporate organization and the significant increase in sales and marketing initiatives outside the Northeast including attendance at tradeshows and "COPS More 98" grant seminars.

Spending on professional fees increased $131,298 or 78.4% to $298,679 for the 1998 period from $167,381 for the 1997 period. Consulting fees contributed $93,136 or 70.9% of the increase growing from $42,834 in the 1997 period to $135,970 in the 1998 period. The most significant consulting expenditures were the cost of an outside firm hired to update existing product documentation, the cost of a consultant hired to advise the Company on its capital raising initiatives, and the installation of an upgraded financial package. The documentation effort supported ongoing product quality and customer satisfaction projects. Legal fees increased 35.1% or $31,756 to $122,306 for the 1998 period from $90,550 for the 1997 period as a result of the services that were required to establish a line of credit loan, to support the Company's capital raising activities, to complete the acquisition of Technology Assemblers, Inc. and to research additional business partnerships and acquisitions.

Depreciation expense increased 24.7% or $17,900 to $90,372 for the 1998 period from $72,472 for the 1997 period reflecting the first full year of depreciation on the new computer equipment purchased as a result of the theft of nearly all the corporate computer equipment in June 1997 and the upgrading of the Company's internal systems.

Other operating expenses increased 46.2% or $116,027 to $367,270 for the 1998 period from $251,243 for the 1997 period. The most significant components of the increase were the upgrade to high speed Internet access and links to remote corporate locations; marketing programs, trade shows, and grant seminars; and increases in office, computer, and training supplies related to increases in headcount and revenues.

Net interest expense increased to $164,155 for the 1998 period compared to the net interest expense of $69,027 for the 1997 period. This change reflects increased usage of working capital loans obtained from Directors and Officers, the interest and fees associated with the receivables financing agreement with Silicon Valley Bank, and interest costs on the convertible promissory notes issued to outside investors as part of the Company's capital raising program.

The loss for the 1998 period was $(1,807,082) or $(.71) per share compared to a loss of $(954,314) or $(.42) per share for the 1997 period.

Liquidity and Capital Resources

The Company's working capital was a deficit of $(1,360,973) at December 31, 1998 compared to a deficit of $(430,122) at December 31, 1997 due to the current level of research and development spending and the additional expenses associated with the increased corporate infrastructure. In addition, the mortgage note on the Company's headquarters building was not renewed as of December 31, 1998 and the entire loan amount outstanding of $479,743 is included in current liabilities for the 1998 period. The short-term status of the mortgage on the Company headquarters was offset in part by short-term working capital loans from Directors that were converted to long-term convertible promissory notes. Nevertheless, the Company remains highly leveraged.

During the first quarter of 1998, the Company completed a private placement of 125,000 shares of common stock at $4.25 and 31,250 warrants exercisable at $4.25 per share with an investor affiliated with a Company Director raising $531,250. During the 1998 period, the Company also secured $450,000 of additional financing in the form of long-term convertible debt, converted $600,000 in lines of credit from Directors to long-term convertible debt, and negotiated a $250,000 vendor line of credit that has supported the NT development program. In general, the convertible debt funding secured in the 1998 period or converted from lines of credit accrues interest at 11%, has a two-year term, carries the option of conversion of the principal to common stock by the debt holder or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for purchase of additional shares of common stock at the conversion price which ranges from $1.45 to $2.50. For detailed information on these convertible promissory notes refer to Note H of the financial statements. Cash increased to $54,817 at December 31, 1998 from $40,522 at December 31, 1997. Accounts receivable decreased to $537,405 at December 31, 1998 from $661,260 at December 31, 1997 despite the increase in 1998 sales as a result of utilizing the receivables financing agreement with Silicon Valley Bank. Subsequent to year-end, the Company received an additional $350,000 from long-term convertible promissory notes and $300,000 in loan commitments from Directors, and two related parties agreed to convert $600,000 worth of promissory notes to equity. While resources necessary to fund the completion of the NT development program and provide working capital for operations continue to be a focus of concern for the Company, the Company believes that the additional funding which has been secured or committed, the anticipated funds from the sale of the headquarters building, anticipated awards from the "COPS More 98" grant submissions combined with sales of the Company's existing and anticipated suite of products should ensure continued operations through the end of the year. If additional funds are required, the Board of Directors is willing to increase its investment or seek additional financing. Backlog at March 30, 1998 was $345,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of December 31, 1998, the Company had accumulated approximately $6,431,000 of federal net operating loss carryforwards that expire beginning in the year 2004. In addition, the Company has state net operating losses to carryforward of $3,316,000 which expire between the years 1999 and 2003. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the"ownership change". Thus there is no restriction on its use.

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

Year 2000

Company engineers have performed extensive testing to insure that all of the Company's supported software products are compliant with the year 2000 transition. The Company's software was developed to store and calculate date related information using 4 digit values, so records dated December 31, 1999 will be followed by records dated January 1, 2000. Testing has shown that the Company's software successfully manages the year 2000 rollover while maintaining data and system integrity. For the turnkey systems that the Company sells, the Company continues to monitor the progress of other third party suppliers on whom it depends, such as Microsoft and Compaq. Although the Company cannot certify these third party products, the Company will continue to monitor the published status of their compliance and notify its supported customers of any findings. The Company's customers have been informed that year 2000 compliance may not apply to older computer equipment or non-current versions of system software.

Internally the Company utilizes some third-party vendor computer hardware, networking equipment; telecommunication products and software products that may or may not be year 2000 compliant. However, the Company has been assured, by third party vendors that the software products that the Company relies on to manage their internal finance, materials and support activities are all year 2000 compliant. Internal testing to verify these assurances will not be completed until July 1999. The Company also relies, directly or indirectly, on the external systems of suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. The impact of year 2000 non-compliance by any of these entities is being monitored at this time.

Inflation

Inflation has not had a significant impact on the Company's operations to date.



Item 7.  Financial Statements and Supplementary Data.




PAMET SYSTEMS, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Auditors..................................       F-2

Financial Statements:

        Balance Sheet - December 31, 1998.......................       F-3

        Statements of Operations -
                Years Ended December 31, 1998 and 1997..........       F-4

        Statements of Stockholders' Equity (Deficit) -
                Years Ended December 31, 1998 and 1997...........      F-5

        Statements of Cash Flows -
                Years Ended December 31, 1998 and 1997..........       F-6

Notes to Financial Statements .........................................F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Pamet Systems, Inc.


We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



CARLIN, CHARRON & ROSEN LLP

March 30, 1999

BALANCE SHEET
PAMET SYSTEMS, INC.
                                                              December 31,
ASSETS                                                                1998

CURRENT ASSETS
        Cash                                                       $54,817
        Accounts receivable, trade, net of allowance for
        doubtful accounts of $60,000 and factored receivables
        of $373,024                                                418,229
        Accounts receivable, factored                              119,176
        Inventory, net of reserve of $15,000                        50,254
        Prepaid expenses and other current assets                   81,421
                                                                   -------
                                       TOTAL CURRENT ASSETS        723,897

PROPERTY AND EQUIPMENT, NET                                        947,188
RESTRICTED CASH                                                     28,534
DEPOSIT                                                              4,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                             195,665
                                                                   -------
                                            TOTAL ASSETS        $1,899,474
                                                                 =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
        Line of credit (vendor)                                   $169,934
        Mortgage note payable                                      479,743
        Due to factor                                               65,980
        Accounts payable, trade                                    787,764
        Account payable, related party                              20,513
        Accrued expenses                                           265,267
        Deferred software maintenance revenue and unearned
        support revenue                                            295,669
                                                                   -------
                                TOTAL CURRENT LIABILITIES        2,084,870

LONG-TERM DEBT                                                   1,050,000
UNEARNED SUPPORT REVENUE                                             3,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value, 1,000,000
          shares authorized, none issued
        Common stock, $.01 par value, 7,500,000 shares
          authorized, 2,545,500 shares issued and outstanding      25,455
        Additional paid-in capital                              5,306,924
        Accumulated deficit                                    (6,571,577)
                                                               ----------
                 TOTAL STOCKHOLDERS' DEFICIT                   (1,239,198)
                                                               ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $1,899,474
                                                                =========

STATEMENTS OF OPERATIONS
PAMET SYSTEMS, INC.

                                                  Year Ended December 31,
                                                   1998              1997

Net hardware and software sales               $2,172,716        $1,598,398
Support revenues                                 564,270           479,498
                                               ---------         ---------
                TOTAL REVENUES                 2,736,986         2,077,896

Cost of sales                                  1,156,623         1,043,293
                                               ---------         ---------

                            GROSS PROFIT       1,580,363         1,034,603
                                               ---------         ---------

Operating expenses
        Personnel costs                        1,430,606           990,897
        Rent, utilities and telephone            140,041            76,228
        Travel and entertainment                 157,803           105,706
        Professional fees                        298,679           167,381
        Depreciation                              90,372            72,472
        Research and development                 738,519           317,612
        Other operating expenses                 367,270           251,243
                                               ---------         ---------

                TOTAL OPERATING EXPENSES       3,223,290         1,981,539
                                               ---------         ---------

Loss from operations                          (1,642,927)         (946,936)
Interest income                                      674             1,265
Interest expense                                (164,829)          (70,292)
Gain on insurance settlement                          --            61,649
                                               ---------         ---------

                             NET LOSS        $(1,807,082)        $(954,314)

                                               =========         =========

Loss per common share                             $(.71)             $(.42)
                                                    ===                ===



See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
PAMET SYSTEMS, INC.


                                   Additional                         Total
                   Common Stock       Paid-In  Accumulated    Stockholders'
                  Shares   Amount     Capital      Deficit  Equity(Deficit)
BALANCE AT
JANUARY 1,
1997           2,102,250  $21,023  $4,107,605  $(3,810,181)       $318,447



NET LOSS                                          (954,314)       (954,314)

CONVERSION OF
STOCK OPTIONS    108,000    1,080     121,216                      122,296

PRIVATE PLACE-
MENT OF STOCK    200,000    2,000     548,000                      550,000
               ---------   ------   ---------    ---------       ---------

BALANCE AT
DECEMBER 31,
1997           2,410,250   24,103   4,776,821   (4,764,495)         36,429



NET LOSS                                        (1,807,082)     (1,807,082)

CONVERSION OF
STOCK OPTIONS     10,250      102         103                          205

PRIVATE PLACE-
MENT OF STOCK    125,000    1,250     530,000                      531,250
               ---------   ------   ---------    ---------       ---------

BALANCE AT
DECEMBER 31,
1998           2,545,500  $25,455  $5,306,924  $(6,571,577)    $(1,239,198)
               =========   ======   =========    =========       =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
PAMET SYSTEMS, INC.


                                                  Year Ended December 31,
                                                   1998            1997
OPERATING ACTIVITIES
Net loss                                       $(1,807,082)      $(954,314)
Adjustments to reconcile netloss to net
   cash used for operating activities:
   Depreciation and amortization                    90,372          72,472
   Interest payable                                  4,635              --
   Gain on insurance settlement                         --         (61,649)
   Capitalized software development costs         (195,665)             --

Changes in operating assets and liabilities:
   Accounts receivable, trade                      243,031        (58,588)
   Accounts receivable, factored                  (119,176)            --
   Inventory                                        39,557        (21,121)
   Prepaid expenses and other current assets       (41,827)       (19,341)
   Restricted cash                                    (674)          (714)
   Deposit                                          (4,190)            --
   Due to factor                                    65,980             --
   Accounts payable, trade                         160,537        312,498
   Accounts payable related party                   20,513             --
   Accrued expenses                                121,089         37,044
   Deferred software maintenance revenue and
    unearned support revenue                        (9,314)        22,744
                                                   -------        -------

Net cash used for operating activities          (1,432,214)      (670,969)

INVESTING ACTIVITIES

Expenditures for property
   and equipment                                   (91,590)      (129,835)
Proceeds from insurance settlement                      --        108,708
                                                   -------        -------
Net cash used for investing activities             (91,590)       (21,127)



                                (continued)

STATEMENTS OF CASH FLOWS - CONTINUED
PAMET SYSTEMS, INC


                                                  Year Ended December 3l,
                                                   1998             1997
FINANCING ACTIVITIES

Net proceeds from line of credit (vendor)          169,934             --
Proceeds from long term debt-convertible
   promissory notes                                750,000             --
Proceeds from related party notes                  407,561        375,000
Payment of related party notes                          --       (355,660)
Payments on mortgage note                          (16,216)       (14,371)
Issuance of capital stock                          226,820        672,296
                                                 ---------      ---------

  Net cash provided by
   financing activities                          1,538,099        677,265
                                                 ---------      ---------

             NET INCREASE (DECREASE) IN CASH        14,295        (14,831)

Cash at beginning of period                         40,522         55,353

             CASH AT END OF PERIOD                 $54,817        $40,522
                                                 =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION

 Cash paid for interest                           $127,000        $74,000
                                                 =========      =========

SUMMARY OF NON-CASH FINANCING ACTIVITIES

 Note payable-related party converted to long
    term debt-convertible promissory note          300,000             --
                                                 =========      =========
 Note payable-related party and accrued interest
    repaid by issuance of capital stock            304,635             --
                                                 =========      =========


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

The Company's committed backlog at March 30, 1999 was in excess of $ 345,000 (unaudited). Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 1999.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and product development needs and the successful development of a Microsoft Windows NT computing platform for the Company's current applications that can be effectively marketed to expand the Company's operations. Subsequent to year end, two related parties have agreed to convert $600,000 worth of promissory notes to an equity position. See Note H. In addition, the Company has executed a signed purchase and sales agreement to sell its facility for approximately $1,200,000, part of which will be used to repay the mortgage note. See Note G. (In conjunction with this sale, the Company has executed a seven year lease on the facility at approximately $175,000 per year, plus real estate taxes and expenses.) If additional funds are required, the current Board members are willing to increase their investment or seek additional equity financing, as needed. Certain members of the Board have also agreed to offer the Company a revolving line of credit up to $300,000 beginning April l, 1999 through June 1, 2000, at an 11% interest rate. One thousand (1,000) warrants will accompany each $10,000 pledged under the line of credit, at the market price as of March 28, 1999. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also trying to enhance its financial position by obtaining permanent additional financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development efforts will be successful.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Restricted cash: In connection with its mortgage agreement, the Company is required to maintain an interest reserve account with the mortgagee. Withdrawals from the account are restricted to the payment of mortgage note principal and interest.

Property and equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives.


NOTES TO FINANCIAL STATEMENTS--CONTINUED
PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory: Inventory consists primarily of computer-related supplies and is stated at the lower of cost (first-in, first-out) or market value.

Accounts receivable, factored: The Company factors part of its accounts receivable with recourse, which means that the Company bears the risk of uncollectible accounts over 120 days old. Accounts receivable, factored in the accompanying balance sheet represents the portion of each account held back by the factor. The balance will be remitted to the Company when the respective accounts have been collected.

Due to factor: The balance represents the Company's estimated liability for its factored accounts that will become greater than 120 days old or uncollectible, based on historical collections.

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

Loss per common share: In 1998 and 1997, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

Stock-based compensation: The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose the pro forma amounts of net income and earnings per share as though the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been applied. See the Stockholders' Equity note for these disclosures.

Capitalized software development costs: Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,"the Company capitalizes certain software development costs once


NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE B-SIGNIFICANT ACCOUNTING POLICIES (continued)

technological feasibility of the related products, as defined in the statement, has been achieved. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Software development costs incurred prior to achieving technological feasibility as well as certain licensing and other research and development costs are charged to research and development expense as incurred.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value, which is periodically reviewed based upon current and anticipated product revenue. Commencing with the initial product release, these costs are amortized to cost of sales on the straight-line method over the estimated life of the product, generally three to five years. The Company has not amortized any capitalized software costs pending initial product release, presently intended for the third quarter of 1999.

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

Income taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 1998, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Director Compensation: The Company paid approximately $22,000 in 1998 and $15,000 in 1997 to a stockholder and director for financial accounting consulting services.

Accounts payable, related party represents non-interest bearing amounts owed to employees and directors for services performed or expense reimbursements.


                                        (continued)

PAMET SYSTEMS, INC.

NOTE C-RELATED-PARTY TRANSACTIONS (continued)

In addition, during 1998 two stockholders and directors of the company acquired convertible promissory notes with five year warrants attached. The terms and maturity dates of the promissory notes and warrants are disclosed in Note H-LONG TERM DEBT.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31, 1998 is as follows:

                             Balance at
                              Beginning                          Balance at
                                     of  Additions                   End of
                                 Period    at Cost  Retirements      Period
Classification               ----------  ---------  -----------  ----------

  Land                         $231,283                            $231,283
  Building                      758,728                             758,728
  Furniture and Fixtures        122,850    $10,477                  133,327
  Computer Equipment            370,512     81,113                  451,625
  Automobiles                    24,894                              24,894
                              ---------  ---------    ---------   ---------
               TOTALS        $1,508,267    $91,590               $1,599,857
                              =========  =========    =========   =========

Accumulated depreciation at December 31, 1998 is as follows:


                            Balance at   Additions               Balance at
                             Beginning     Charged                   End of
                             of Period  to Expense  Retirements      Period
Classification              ----------  ----------  -----------  ----------

  Building                    $160,089     $24,105                 $184,194
  Furniture and Fixtures       116,669       6,493                  123,162
  Computer Equipment           273,262      55,231                  328,493
  Automobiles                   12,277       4,543                   16,820
                             ---------   ---------    ---------   ---------
             TOTALS           $562,297     $90,372                 $652,669
                             =========   =========    =========   =========


                                        (continued)

PAMET SYSTEMS, INC.

NOTE E-LINE OF CREDIT (VENDOR)

A line of credit facility up to $250,000 is available to the Company from one of its vendors. The facility is restricted in that it may only be used to purchase certain research and development services from this vendor. Interest is to be applied at 12% per annum and the agreement expires on June 1, 1999. At the expiration date, there is an option available for the lender to convert the unpaid line of credit and accrued interest to stock at $2.50 per share and receive an equal number of five year warrants to allow the purchase of additional shares of common stock at $2.50 per share.

NOTE F-MORTGAGE NOTE PAYABLE

Mortgage note payable represents a note secured by a mortgage on the Company's facility. The note expired on October 21, 1998 and has not been renewed by the Bank. $5,423, including interest at 10.00%, is payable monthly and is current at March 30, 1999. In addition, the note is subject to several conditions, including:

        - Four officers, directors and/or stockholders of the Company are limited guarantors of the note to the extent of $50,000 each. In connection with these guarantees these four officers, directors and/or stockholders received $1,500 in 1997.

        - Payment of dividends is restricted, requiring approval of the mortgagee.

        - Salary increases for officers above base levels are restricted, requiring approval of the mortgagee.

Subsequent to year end, the Company has executed a signed purchase and sale agreement to sell its facility for approximately $1,200,000, part of which will be used to repay the mortgage note.

NOTE G--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 1998:
Accrued payroll and vacation                             $157,069
Accrued and withheld payroll taxes                         41,927
Other                                                      66,271
                                                          -------
                                                         $265,267
                                                          =======

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE H-LONG-TERM DEBT

Long-term debt represents convertible promissory notes with five year warrants attached. The promissory notes may be converted to common stock no more frequently than four times per year at an amount of not less than $25,000. No interest shall be deemed to have accrued or be payable on any portion of a note converted prior to maturity. The conversion price, maturity dates and the warrants available on each note are as follows:

Convertible promissory note to a related party with five
year warrants attached, which allows the noteholder to
purchase up to 120,000 shares of common stock at $2.50
per share. No warrants have been exercised at December 31,
1998. The principal amount of the note may be converted
to common stock at  $1.45 per share, at the noteholder's
option as described above. No principal has been converted
to common stock at December 31, 1998. The interest rate
on the note is 11% per year and interest expense in fiscal
year 1998 was $5,063 and is included in accrued expenses
at December 31, 1998. Both the principal balance of the
note and unpaid accrued interest are due on June 1, 2001.           $300,000

Convertible promissory note to a related party with five
year warrants attached which allows the noteholder to
purchase up to 30,000 shares of common stock at $2.75
per share. No warrants have been exercised at December 31,
1998. The principal amount of the note may be converted to
common stock at $2.75 per share, at the noteholder's option
as described above. No principal has been converted to
common stock at December 31, 1998. The interest rate on
the note is 11% per year and interest expense in fiscal
year 1998 was $5,063 and is included in accrued expenses
at December 31, 1998. Both the principal balance of the
note and unpaid accrued interest are due on February 28, 2001.       300,000

Convertible promissory note with five year warrants attached, which allows the noteholder to purchase up to 20,000 shares of common stock at $2.50 per share. No warrants have been
exercised at December 31, 1998. The principal amount of the
note may be converted to common stock at $2.50 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 1998. The
interest rate on the note is 11% per year and interest expense in fiscal year 1998 was $271 and is included in accrued expenses at December 31, 1998. Both the principal balance of the note and
unpaid accrued interest are due on December 13, 2000                  50,000



                        (continued)

PAMET SYSTEMS, INC.

NOTE H-LONG TERM DEBT (continued)

Convertible promissory note with five year warrants attached, which allows the noteholder to purchase up to 172,413 shares of common stock at $1.45 per share. No warrants have been
exercised at December 31, 1998. The principal amount of the
note may be converted to common stock at $1.45 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 1998. The
interest rate on the note is 11% per year and interest expense in fiscal year 1998 was $3,692 and is included in accrued
expenses at December 31, 1998. Both the principal balance of the note and unpaid accrued interest are due on
November 12, 2000.                                                   250,000

Convertible promissory note with five year warrants attached, which allows the noteholder to purchase up to 40,000 shares of common stock at $2.50 per share No warrants have been exercised at December 31, 1998. The principal amount of the note may be converted to common stock at $2.50 per share, at the
noteholder's option as described above. No principal has been converted to common stock at December 31, 1998. The interest rate on the note is 11% per year and interest expense in fiscal year 1998 was $663 and is included in accrued expenses  at
December 31, 1998. Both the principal balance of the note and
unpaid accrued interest are due on December 9, 2000.                 100,000

Convertible promissory note with five year warrants attached, which allows the noteholder to purchase up to 20,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 1998. The principal amount of the note may be converted to common stock at $2.50 per share, at the
noteholder's option as described above. No principal has been converted to common stock at December 31, 1998. The interest rate on the note is 11% per year and interest expense in fiscal year
1998 was $362 and is included in accrued expenses at December 31,
1998. Both the principal balance of the note and unpaid accrued
interest are due on December 7, 2000.                                 50,000
                                                                   ---------
                                                                  $1,050,000
                                                                   =========

The notes are shown at face value because the value attributed to the warrants was considered not material. Subsequent to year end noteholders have committed to convert $100,000 of the above principal to the Company's common stock.

Annual principal maturities of long-term debt are as follows:
        Year ending December 31, 1999                          $       --
                    December 31, 2000                             450,000
                    December 31, 2001                             600,000
                                                                ---------
                                     TOTAL                     $l,050,000
                                                                =========

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE I--STOCKHOLDERS' EQUITY

Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                               1998                         1997

                    As Reported    Pro Forma     As Reported    Pro Forma

Net loss            $(1,807,082) $(2,077,835)    $(954,314)   $(1,364,185)
                      =========    =========      ========      =========

Loss per common share     $(.71)       $(.82)        $(.42)         $(.60)
                            ===          ===           ===            ===


The fair value for each option granted during 1998 and 1997, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                                1998              1997
Expected Life                             5-8 years*        5-8 years*
Risk-free interest rate                 4.10%-5.93%*      5.80%-6.68%*
Expected Volatility                            119%              128%

*Amounts vary due to graded vesting for options granted to employees and differences between options granted to employees and options granted to directors.

The Company recognizes forfeitures as they occur.

The application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995, if any.





                        (continued)

PAMET SYSTEMS, INC.

NOTE I--STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 119,250 had been exercised at December 31, 1998, are exercisable within a ten-year period from the date of the grant, generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees and consultants. The options are not transferrable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 1998 is as follows:

                                                    Weighted Average
                                                  --------------------
                    Number     Exercise Price     Exercise     Remain-
                Of Options          Per Share        Price    ing Life
                ----------     --------------     --------    --------
Outstanding
January 1, 1997    349,000         $.02-$5.50        $1.07   5.08 years
Exercised          (58,000)        $.02-$3.50         $.38
                   -------         ----------        -----   ----------

Outstanding
December 31, 1997  291,000         $.02-$5.50        $1.21   3.49 years
Cancelled          (13,000)       $1.44-$3.50
Exercised          (10,250)              $.02         $.02
                   -------         ----------        -----   ----------

Outstanding
December 31, 1998  267,750         $.02-$5.50        $1.20   2.55 years
                   =======         ==========        =====   ==========

Exercisable at
December 31, 1998  203,950         $.02-$5.50         $.95
                   =======         ==========        =====

Exercisable at
December 31, 1997  191,000         $.02-$5.50         $.83
                   =======         ==========        =====

Available for
Grant At
December 31, 1998   13,000
                   =======

Available for
Grant At
December 31, 1997       --
                   =======

                                (continued)

PAMET SYSTEMS, INC.

NOTE I-STOCKHOLDERS' EQUITY (continued)

Stock Option Plans: In 1998, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1998 Stock Option Plan is 200,000 shares. These options, of which none had been exercised at December 31, 1998, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

Stock option activity for the 1998 Stock Option Plan for the one year period ended December 31, 1998 is as follows:

                                                   Weighted Average
                                             ------------------------------
                      Number  Exercise Price  Exercise Fair Value   Remain-
                  Of Options       Per Share     Price   at grant  ing Life
                  ----------  --------------  --------  ---------- --------
Outstanding
January 1, 1998           --              --        --
Granted to Directors  15,000*          $1.37     $1.37     $1.14
Granted to Officer    50,000           $1.37     $1.37     $1.14
Granted to Employees  27,500           $1.87     $1.87     $1.56
                     -------          ------     -----     -----   -------

Outstanding
December 31, 1998     92,500     $1.37-$1.87     $1.52           5.54 years
                     =======     ===========     =====           ==========

Exercisable at
December 31, 1998         --
                     =======
Available for Grant
At December 31, 1998 107,500
                     =======

*Exercisable 33% per year.

Subsequent to December 31, 1998, options representing 36,000 shares were granted to directors at an exercise price of $1.56.


                                        (continued)

PAMET SYSTEMS, INC.

NOTE I-STOCKHOLDERS' EQUITY (Continued)

In addition, the Company also issued stock options and warrants outside of any formalized plan. The stock options are exercisable within a ten-year period from the date of grant and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees and consultants. The warrants are exercisable within a five year period from the date of grant and are generally fully exercisable when issued. The options and warrants are not transferable except by will or domestic relations order. The option or warrant price per share is not less than the fair market value of the shares on the date of grant.

Stock option and warrant activity for stock options and warrants issued outside a formalized plan for the two year period ended December 31, 1998 follows:

                                                      Weighted Average
                                               ----------------------------
                      Number of Exercise Price Exercise  Fair Value Remain-
               Options/Warrants      Per Share    Price    at grant     ing
                                                                       Life

Outstanding January
 1, 1997                 65,000      $.68-$.80     $.77             8.20 yrs
Granted to Directors
and officers in
consideration of
providing short-term
financing               120,000          $2.00    $2.00       $1.51
Granted to Directors      8,000          $2.75    $2.75       $2.39
Granted to Employees    230,000    $2.75-$4.25    $3.07       $3.02
Exercised               (50,000)         $2.00    $2.00
                        -------    -----------    -----       -----

Outstanding December
 31, 1997               373,000     $.68-$4.25    $2.10             5.94 yrs

Options granted to
Directors                10,000          $4.00    $4.00       $3.36
Options granted to
Employees                40,000    $3.25-$4.75    $4.38       $2.73
Warrants granted to
Directors               181,250    $2.50-$4.25    $2.84 $2.09-$3.57
Warrants granted to
Convertible Debt
Holders                 252,413    $1.45-$2.50    $1.78 $2.09-$1.21
Options cancelled        (7,500)         $2.75
                        -------    -----------    ----- -----------

Outstanding December
 31, 1998               849,163     $.68-$4.75    $2.45             4.80 yrs
                        =======     ==========    ===== =========== ========

Exercisable at
December 31, 1998       306,625     $.68-$4.75    $2.60
                        =======     ==========    =====
Exercisable at
December 31, 1997       193,000     $.68-$2.75    $1.81
                        =======     ==========    =====

                        (continued)

PAMET SYSTEMS, INC.

NOTE J-EARNINGS PER SHARE DISCLOSURE

Earnings per share disclosures for the two year period ended December 31,
1998 are as follows:
                                       For the Year Ended December 31, 1998
                                       ------------------------------------
                                                 Weighted-
                                                   Average        Per Share
                                       Income       Shares           Amount
                                       ------      -------        ---------
Basic loss per common share
   Income available to common
   stockholders                   $(1,807,082)   2,529,408           $(.71)
                                    =========    =========            ====

                                       For the Year Ended December 31, 1997
                                       ------------------------------------
                                                 Weighted-
                                                   Average        Per Share
                                       Income       Shares           Amount
                                       ------    ---------        ---------
Basic loss per common share
   Income available to common
   stockholders                     $(954,314)   2,265,321           $(.42)
                                      =======    =========            ====

NOTE K--INCOME TAXES

During 1998, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $295,000. The cumulative amount of these assets, which is $1,232,000 at December 31, 1998 is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

At December 31, 1998, the Company has federal net operating loss carryforwards of $6,431,000 that expire beginning in the year 2004. Additionally, the Company has Massachusetts state net operating losses to carryforward which expire as follows:

        Year Ending
        December 31,
           1999             $83,000
           2000             514,000
           2001                  --
           2002             980,000
           2003           1,739,000
                          ---------
                         $3,316,000
                          =========

                                        (continued)

PAMET SYSTEMS, INC.

NOTE L--SIGNIFICANT CUSTOMERS

There were no sales to individual customers that were greater than 10% of total revenues for the years ended December 31, 1998 and 1997.

NOTE M--ECONOMIC DEPENDENCY

The Company obtained approximately 26% of its merchandise from one source in 1998. Management believes that if this supplier ceased providing software, the Company could find alternative suppliers, although there would be a short interruption of business as the new software was integrated with the company's products. An additional 19% of its merchandise was obtained from a second supplier. Management believes that if this supplier ceased providing merchandise, the Company could find alternative suppliers without serious interruption of business.

NOTE N--PROFIT SHARING PLAN

The Company has a qualified contributory profit sharing plan [401(k) Plan]. The Plan covers all eligible employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The Plan also provides for contributions by the Company in any amount approved by the Board of Directors. During 1998 and 1997, the Board elected to make contributions equal to 15% of employee contributions. The employees' and employer's contributions may not exceed maximum amounts established by the Internal Revenue Code. Total Company contributions to the plan were $8,635 during 1998 and $4,914 during 1997.

NOTE O-RESEARCH AND DEVELOPMENT

Research and development costs in the current year represent costs associated with developing a Microsoft Windows NT computing platform for the Company's current computer applications as well as developing a mobile product interface to the state information system.

NOTE P-SUBSEQUENT EVENTS

On January 21, 1999, the Company issued a convertible promissory note for $100,000 with five year warrants attached which allows the noteholder to purchase up to 40,000 shares of common stock at $2.50 per share. The principal amount of the note may be converted to common stock at $2.50 per share, at the noteholder's option. The interest rate on the note is 11% per year. Both the principal balance of the note and unpaid accrued interest are due on January 21, 2001.


                                  (continued)


NOTES TO FINANCIAL STATEMENTS--CONTINUED
PAMET SYSTEMS, INC.

NOTE P-SUBSEQUENT EVENTS-CONTINUED

In addition, on February 8, 1999, the Company issued another convertible promissory note for $250,000 with five year warrants attached which allows the noteholder to purchase up to 100,000 shares of common stock at $2.50 per share. The principal amount of the note may be converted to common stock at $2.50 per share, at the noteholder's option. The interest rate on the note is 11% per year. Both the principal balance of the note and the unpaid accrued interest are due on February 7, 2001.

NOTE Q--QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 is as follows:

                                        Quarter Ended
                                        -------------

                        March 31,   June 30,   September 30,   December 31,
                             1998       1998            1998           1998
                        ---------   --------   -------------   ------------
Revenues                $604,163   $897,304        $597,429       $638,090
Gross Profit             310,032    474,035         376,954        419,342
Operating Loss          (417,412)  (424,087)       (234,688)      (566,740)
Net Loss                (441,061)  (460,300)       (283,146)      (622,575)
Loss per share             $(.17)     $(.18)          $(.11)         $(.24)

                                         Quarter Ended
                                         -------------

                       March 31,   June 30,   September 30,    December 31,
                            1997       1997            1997            1997
                       ---------   --------   -------------    ------------
Revenues                $607,506   $432,105        $506,455       $531,830
Gross Profit             349,290    182,168         281,822        221,323
Operating Income (loss)   30,270   (213,630)       (158,448)      (605,128)
Net Income (loss)         12,228   (191,174)       (156,556)      (618,812)
Income (loss) per share     $.01      $(.08)          $(.07)         $(.28)



Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

        During the Registrant's fiscal years ended December 31, 1998 and 1997 there were no disagreements with it's auditing firm, Carlin, Charron & Rosen, LLP on any matters.


PART III


Item 9.  Directors and Executive Officers of the Registrant.


Item 10. Executive Compensation.


Item 11. Security Ownership of Certain Beneficial Owners and
         Management.


Item 12. Certain Relationships and Related Transactions.

         If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1998, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.

Item 13. Exhibits. Financial Statement Schedules, and Reports on
         Form 8-K

(a)      Exhibits

         3.1 Restated and Amended Articles of Organization (filed by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)
         3.2  By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989)
         4.2  Specimen Common Stock Certificate (filed by reference to
              Exhibit 4.2 to Registration Statement No. 33-36989)
         4.3  Warrant issued to Rogow Opportunity Capital dated March 2,
              1998 (filed by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended March 31, 1998)
         4.4 Convertible Note issued to Rogow Opportunity Capital LLC dated November 6, 1998
         4.5 Warrant issued to Rogow Opportunity Capital LLC dated November 6, 1998.
         4.6 Convertible Note issued to Robboy Associates LLC dated November 6, 1998.
         4.7  Warrant issued to Robboy Associates LLC dated November 6,
              1998.
         4.8 Convertible Note issued to William James Bell 1993 Trust dated November 13, 1998.
         4.9 Warrant issued to William James Bell 1993 Trust dated November 13, 1998.
         4.10 Convertible Note issued to Gene Raphalean dated December 8,
              1998.
         4.11 Warrant issued to Gene Raphalean dated December 8, 1998.
         4.12 Convertible Note issued to Donald M. Liddell, Jr. dated December 10, 1998.
         4.13 Warrant issued to Donald M. Liddell, Jr. dated December 10,
              1998.
         4.14 Convertible Note issued to Joseph Terrence Waters dated December 14, 1998.
         4.15 Warrant issued to Joseph Terrence Waters dated December 14,
              1998.
        10.3  Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989)
        10.5  Form of License Agreement (filed by reference to
              Exhibit 10.5 to Registration Statement No. 33-42819)
        10.8  Commercial real estate promissory note to Lexington
              Savings Bank dated April 21, 1992 (filed by reference to
              Exhibit 28.1 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
        10.9 Mortgage security agreement, and assignment granted to Lexington Savings Bank, dated April 21, 1992 (filed by reference to Exhibit 28.2 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
        10.10 Mortgage guaranty by six Pamet Systems, Inc. Directors and Officers, dated April 21, 1992 (filed by reference to
              Exhibit 28.3 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992)
        10.11 Mortgage security extension (one year) Agreement
              granted to Lexington Savings Bank, dated 21 June 1996 (Filed by reference to Exhibit 10.12 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1996.)
        10.12 Mortgage guaranty for five Pamet Systems, Inc.
              Directors and Officers, Dated June 21, 1996 (Filed by reference to Exhibit 10.12 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1996.)
        10.13 Form of Employment agreement between the Registrant and Dr. Joel B. Searcy (Filed by reference to Exhibit 10.13 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997.)
        10.14 Form of Employment agreement between the Registrant and David
              T. McKay (Filed by reference to Exhibit 10.14 to the Company's Annual Reportof Form 10-KSB for the Fiscal Year Ended December 31, 1997.)
        10.15 Form of Employment agreement between the Registrant and Richard C. Becker (Filed by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997.)
        10.16 1998 Stock Option Plan (Filed by reference in the 1998 Proxy Statement dated May 14, 1998)
        10.17 Silicon Valley Financial Services Accounts Receivable Purchase Agreement dated April 14, 1998 (Filed by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998.)
        10.18 Promissory Note ($200,000) with Rogow Opportunity Capital dated June 11, 1998 (Filed by reference to Exhibit 4 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998.)
        10.19 Promissory Note ($100,000) with Rogow Opportunity Capital dated July 31, 1998 (Filed by reference to Exhibit 4 of the Company's Quarterly Report of Form 10-QSB for the Quarter Ended September 30, 1998.)
18        None
23        Consent of Carlin, Charron & Rosen LLP
24        None
27        Financial Data Schedule

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


                                    Date April 15, 1999

        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name              Capacity                            Date

JOEL B. SEARCY           _____________________________
Dr. Joel B. Searcy       Chairman of the Board               April 15, 1999


DAVID T. MCKAY           _____________________________
David T. McKay           President and Chief Executive       April 15, 1999
                         Officer

RICHARD C. BECKER        _____________________________
Richard C. Becker        Vice President, Finance             April 15, 1999
                         And Administration,
                         Treasurer, Director
                         (Principal Financial and
                         Accounting Officer)

ARTHUR V. JOSEPHSON, JR. ________________________
Arthur V. Josephson, Jr. Director                           April 15, 1999

BRUCE J. ROGOW           ________________________
Bruce J. Rogow           Director                           April 15, 1999


STANLEY J. ROBBOY, M.D.  ________________________
Stanley J. Robboy, M.D.  Director                           April 15, 1999


DAVINDER SETHI           ________________________
Davinder Sethi           Director                           April 15, 1999


                                 EXHIBIT 4.4

                        SECURITIES PURCHASE AGREEMENT

            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of November 6, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Rogow Opportunity Capital LLC (the "Purchaser"), a Massachusetts limited liability company with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945.

            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to an aggregate of one hundred twenty thousand (120,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

            WHEREAS, the Purchaser is the holder of two promissory notes issued by the Company in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "Prior Notes") which the Purchaser desires to have canceled in payment for the Securities pursuant to Section 2 of the Prior Notes.

            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:



                                ARTICLE I
            PURCHASE AND SALE OF THE NOTE AND WARRANT; CLOSING


            Section 1.01 Purchase and Sale of the Note and Warrant.


            Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant in exchange for cancellation of the Prior Notes (the "Purchase Price").


            Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on the date hereof at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price by cancellation of the Prior Notes by the Company.






                                ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


            The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of the Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification. The Company is not now, and has not been since inception (x) in bankruptcy or reorganization, (y) subject to moratorium or similar laws affecting creditors' rights and remedies generally or (z) to the best knowledge of the Company, a party to any fraudulent transfer.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.


            Section 2.06 Senior Debt. The Company does not currently expect during the next 24 months to issue promissory notes or incur debt obligations senior in right of payment to the Note in an aggregate principal amount in excess of Two Million Dollars ($2,000,000).




                                ARTICLE III
              REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of the Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


                (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


                (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO
            THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE
            UNREASONABLY WITHHELD) THAT SUCH REGISTRATION
            IS NOT REQUIRED.


                (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser, one of whose principals is a director of the Company, has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


                (d) The principal office of the Purchaser set forth on page 1 of this Agreement is the true and correct principal office of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [ ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.








                                ARTICLE IV
                              MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closing and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.


            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


                                            PAMET SYSTEMS, INC.




Attest:__________________________           By:_____________________________
Name:                                       Name:   David T. McKay
Title:                                      Title:  President & CEO


Corporate Seal


                                            ROGOW OPPORTUNITY CAPITAL LLC


                                            By:_____________________________
                                            Name:
                                            Title:

No. L-002
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                          CONVERTIBLE PROMISSORY NOTE



$300,000                                                Acton, Massachusetts

                                                            November 6, 1998




FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Rogow Opportunity Capital LLC ("Payee"), 220 Ocean Avenue, Marblehead, Massachusetts 01945, the principal sum of Three Hundred Thousand Dollars ($300,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on June 1, 2001 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Repayment.


            (a) Conversion/Repayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


            The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $1.45 per share of Common Stock and shall be subject to adjustment as provided in Section 6 below.


            Upon a partial conversion or repayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


            (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


            No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


            (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


            (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


            (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


            "THE SHARES EVIDENCED BY THIS CERTIFICATE
            HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE
            NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933 OR QUALIFIED UNDER ANY STATE
            SECURITIES LAW AND MAY NOT BE TRANSFERRED
            OR OTHERWISE DISPOSED OF UNLESS THEY HAVE
            BEEN REGISTERED OR QUALIFIED THEREUNDER OR
            AN EXEMPTION FROM REGISTRATION OR
            QUALIFICATION IS AVAILABLE."

            The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Conversion Price Adjustment. In the event of a stock split, reverse stock split or stock dividend, the Board of Directors of the Company shall adjust the Conversion Price to appropriately reflect such event.


            7. Subordination.


            (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this
Section 7 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 7, so far as the same may be applicable thereto.


            (b) For purposes of this Section 7, "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            9. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            10. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            11. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.


                                                PAMET SYSTEMS, INC.




                                                By: _________________________
                                                Name:   David McKay
                                                Title:  President & CEO


Attested:




By:_________________________
    Name:
    Title:

                            EXHIBIT A TO PROMISSORY NOTE


                             [Form of Conversion Notice]




To Pamet Systems, Inc.:



            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.





Principal amount of Note to be converted: $________________
Certificate Number of Note: __




Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________               _____________________________
                                                Signature of Noteholder




Dated:___________________________               _____________________________
                                                Signature of Transferee

                                 EXHIBIT 4.5

No. LW-002


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




Void after 5:00 p.m. Eastern Standard Time, on November 5, 2003.




                        WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Rogow Opportunity Capital LLC, a Massachusetts limited liability company with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing November 6, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2003, a total of one hundred twenty thousand (120,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Three Hundred Thousand Dollars ($300,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Rogow Opportunity Capital LLC (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


            (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing November 6, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


            (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


            (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.


            (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


            (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.


            3. Adjustments.


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


            (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


            (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


            4. Per Share Warrant Price Protection.


            (a) Subject to adjustment in accordance with Section 3, if at any time, beginning April 1, 1999, the average of the Closing Prices (as defined herein) of the Common Stock for any 60 consecutive Trading Days (as defined herein) after April 1, 1999 (the "Average Closing Price") is less than $2.50 per share, then, so long as the Average Closing Price remains below $2.50 per share (a "Price Protection Period"), upon the exercise of all or any part of this Warrant, the Per Share Warrant Price shall be reduced to the Average Closing Price of the Common Stock for the 60 consecutive Trading Days immediately preceding the date of exercise. Notwithstanding any reduction of the Per Share Warrant Price pursuant to this Section 4(a), a Price Protection Period shall end if the Average Closing Price is equal to or greater than $2.50 (subject to adjustment in accordance with Section 3) and the Per Share Warrant Price shall return to $2.50. Notwithstanding the foregoing, the Per Share Warrant Price shall not be reduced below $1.50 (subject to adjustment in accordance with Section 3).


            (b) In the event of any adjustment to the Per Share Warrant Price, the number of Warrant Shares issuable upon exercise of this Warrant during the relevant Price Protection Period shall be adjusted by multiplying the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment by a fraction the numerator of which is the Per Share Warrant Price immediately prior to such adjustment and the denominator of which is the Per Share Warrant Price immediately after such adjustment.


            (c) As used in this Section 4, Trading Day means, in the event that the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such exchange), a day on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such exchange, a day on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a day on which any New York Stock Exchange member firm is open for the transaction of business.


            (d) As used in this Section 4, the Closing Price of the Company's Common Stock shall be the last reported sale price as shown on the Composite Tape of the New York Stock Exchange, or, in case no such reported sale price is quoted on such day, the average of the reported closing bid and asked prices on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, the last reported sales price, or in case no such reported sales price is quoted on such day, the average of the reported closing bid and asked prices, on the principal national securities exchange (including, for purposes hereof, the National Association of Securities Dealers, Inc. National Market System) on which the Common Stock is listed or admitted to trading, or, if it is not listed or admitted to trading on any national securities exchange, the average of the high closing bid price and the low closing asked price as reported on an inter-dealer quotation system. In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.


            5. Fully Paid Stock; Taxes. The Company agrees that the shares of the Common Stock represented by each and every certificate for Warrant Shares delivered on the proper exercise of this Warrant shall, at the time of such delivery, be validly issued and outstanding, fully paid and nonassessable, and not subject to preemptive rights, and the Company will take all such actions as may be necessary to assure that the par value or stated value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. Subject to Section 6(e) hereof, the Company further covenants and agrees that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor. The Holder covenants and agrees that it shall pay, when due and payable, any and all federal, state and local income or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor.


            6. Transfer


            (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


            (c) Indemnity. The Holder acknowledges that the Holder understands the meaning and legal consequences of this Section 6, and the Holder hereby agrees to indemnify and hold harmless the Company, its representatives and each officer and director thereof from and against any and all loss, damage or liability (including all attorneys' fees and costs incurred in enforcing this indemnity provision) due to or arising out of (a) the inaccuracy of any representation or the breach of any warranty of the Holder contained in, or any other breach by the Holder of, this Warrant, (b) any transfer of the Warrant or (c) any untrue statement or omission to state any material fact in connection with the investment representations or with respect to the facts and representations supplied by the Holder to counsel to the Company upon which its opinion as to a proposed transfer shall have been based.


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


            7. Loss, etc. of Warrant. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.


            8. Warrant Holder Not Shareholder. Except as otherwise provided herein, this Warrant does not confer upon the Holder any right to vote or to consent to or receive notice as a shareholder of the Company, as such, in respect of any matters whatsoever, or any other rights or liabilities as a shareholder, prior to the exercise hereof.


            9. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


            (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


            (b) the Holder at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or such other address as the Holder has designated in writing to the Company.


            10. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            11. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.


            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 6th day of November, 1998.




ATTEST:                                PAMET SYSTEMS, INC.



_______________________                 By:__________________________________
                                        Name:    David T. McKay
                                        Title:  President

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




Dated ___________________           Signature__________________________


                                        Address____________________________

                                               ____________________________

                                 EXHIBIT 4.6

                        SECURITIES PURCHASE AGREEMENT



            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of November 6, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to an aggregate of thirty thousand (30,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.


            WHEREAS, the Company owes the Purchaser the aggregate principal amount of Three Hundred Thousand Dollars ($300,000) (the "Prior
Indebtedness") which the Purchaser desires to have cancelled in payment for the Securities.


            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:




                                  ARTICLE I
              PURCHASE AND SALE OF THE NOTE AND WARRANT; CLOSING


            Section 1.01 Purchase and Sale of the Note and Warrant. Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant in exchange for cancellation of the Prior Indebtedness (the "Purchase Price").


            Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on the date hereof at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price by cancellation of the Prior Indebtedness by the Company.






                                  ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


            The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of the Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification. The Company is not now, and has not been since inception (x) in bankruptcy or reorganization, (y) subject to moratorium or similar laws affecting creditors' rights and remedies generally or (z) to the best knowledge of the Company, a party to any fraudulent transfer.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.


            Section 2.06 Senior Debt. The Company does not currently expect during the next 24 months to issue promissory notes or incur debt obligations senior in right of payment to the Note in an aggregate principal amount in excess of Two Million Dollars ($2,000,000).




                                 ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of the Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


                (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


                (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE
            HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933, AND SUCH SECURITIES MAY NOT BE
            SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED
            EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION
            STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM
            SUCH REGISTRATION REQUIREMENT, AND, IF AN
            EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL
            HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE
            TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE
            UNREASONABLY WITHHELD) THAT SUCH REGISTRATION
            IS NOT REQUIRED.


                (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser, one of whose principals is a director of the Company, has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


                (d) The principal office of the Purchaser set forth on page 1 of this Agreement is the true and correct principal office of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [ ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.



                                  ARTICLE IV
                                MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closing and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.




            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


                                    PAMET SYSTEMS, INC.




Attest:__________________________   By:_____________________________
                                    Name:   Name: David T. McKay
                                    Title:  Title: President & CEO


Corporate Seal


                                    ROBBOY ASSOCIATES, L.L.C.


                                    By:_____________________________
                                    Name:
                                    Title:

No. L-001
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                         CONVERTIBLE PROMISSORY NOTE


$300,000                                                Acton, Massachusetts


                                                            November 6, 1998




FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Robboy Associates, L.L.C. ("Payee"), 104 Donegal Drive, Chapel Hill, NC 27415, the principal sum of Three Hundred Thousand Dollars ($300,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on February 28, 2001 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Repayment.


            (a) Conversion/Repayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


            The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $2.75 per share of Common Stock and shall be subject to adjustment as provided in Section 6 below.


            Upon a partial conversion or repayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


            (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


            No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


            (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


            (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


            (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


            "THE SHARES EVIDENCED BY THIS CERTIFICATE
            HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE
            NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933 OR QUALIFIED UNDER ANY STATE
            SECURITIES LAW AND MAY NOT BE TRANSFERRED
            OR OTHERWISE DISPOSED OF UNLESS THEY HAVE
            BEEN REGISTERED OR QUALIFIED THEREUNDER OR
            AN EXEMPTION FROM REGISTRATION OR
            QUALIFICATION IS AVAILABLE."

The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Conversion Price Adjustment. In the event of a stock split, reverse stock split or stock dividend, the Board of Directors of the Company shall adjust the Conversion Price to appropriately reflect such event.


            7. Subordination.


            (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this
Section 7 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 7, so far as the same may be applicable thereto.


            (b) For purposes of this Section 7, "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            9. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            10. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            11. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.




                                    PAMET SYSTEMS, INC.




                                    By: _________________________________
                                    Name:   David McKay
                                    Title:  President & CEO


Attested:


By:_________________________
    Name:
    Title:

                         EXHIBIT A TO PROMISSORY NOTE


                         [Form of Conversion Notice]




To Pamet Systems, Inc.:


            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.




Principal amount of Note to be converted: $________________
Certificate Number of Note: __



Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________       _____________________________
                                        Signature of Noteholder




Dated:___________________________       _____________________________
                                        Signature of Transferee

                                 EXHIBIT 4.7

No. LW-001


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


Void after 5:00 p.m. Eastern Standard Time, on November 6, 2003.


                       WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Robboy Associates, L.L.C., an entity with its principal place of business at 104 Donegal Drive, Chapel Hill, NC 27415, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing November 6, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2003, a total of thirty thousand (30,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Eighty Two Thousand Five Hundred Dollars ($82,500) (computed on the basis of $2.75 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock,"
(ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Robboy Associates, L.L.P. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


            (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing November 6, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 8(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


            (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


            (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

            (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


            (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.


            3. Adjustments.


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


            (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


            (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


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


            5. Transfer


            (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


            8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


            (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


            (b) the Holder at 104 Donegal Drive, Chapel Hill, NC 27415, or such other address as the Holder has designated in writing to the Company.


            9. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.


            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 6th day of November, 1998.




ATTEST:                                PAMET SYSTEMS, INC.






_______________________                By:___________________________________
                                       Name:    David T. McKay
                                       Title:   President




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




Dated ___________________       Signature__________________________


                                    Address____________________________


                                           ____________________________

                                 EXHIBIT 4.8

                        SECURITIES PURCHASE AGREEMENT



            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of November 13, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and William James Bell 1993 Trust (the "Purchaser"), a trust with its address at 10539 Bellagio Road, Los Angeles, CA 90077.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) convertible promissory notes in substantially the form attached hereto as Exhibit A in the aggregate principal amount of Two Hundred Fifty Thousand Dollars ($250,000) (the "Initial Notes") and (ii) five-year warrants (the "Initial Warrants") in substantially the form attached hereto as Exhibit B to purchase up to an aggregate of one hundred seventy two thousand four hundred thirteen (172,413) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Initial Notes and the Initial Warrants together sometimes hereinafter are referred to as the "Initial Closing Securities"), on the terms and subject to the conditions hereinafter set forth.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) an additional convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Two Hundred Fifty Thousand Dollars ($250,000) (the "Second Note" and, together with the Initial Notes, the "Notes") and (ii) a five-year warrant (the "Second Warrant" and, together with the Initial Warrants, the "Warrants") in substantially the form attached hereto as Exhibit B to purchase not less than one hundred thousand (100,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Second Note and the Second Warrant together sometimes hereinafter are referred to as the "Second Closing Securities" and, together with the Initial Closing Securities, the "Securities"), on the terms and subject to the conditions hereinafter set forth.


            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:




                                  ARTICLE I
            PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS


            Section 1.01 Purchase and Sale of the Notes and Warrants.


                (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Initial Closings, and the Purchaser agrees to purchase from the Company at the Initial Closings, the Initial Notes and the Initial Warrants for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (the "Initial Closing Purchase Price").


                (b) Provided that the Company has satisfied the Additional Financing Condition (as defined herein), and subject to the other terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Second Closing, and the Purchaser agrees to purchase from the Company at the Second Closing, the Second Note and the Second Warrant for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (the "Second Closing Purchase Price"). For purposes of this Agreement, the "Additional Financing Condition" shall be deemed satisfied if, on or before January 15, 1999, the Company has completed, or received binding commitments for, a financing raising not less than Three Hundred Thousand Dollars ($300,000).


                (c) The exercise price per share of the Warrants and the conversion price per share of the Note to be issued at the Initial Closings shall initially be set at One Dollar and Forty Five Cents ($1.45). The exercise price per share of the Warrants and the conversion price per share of the Note to be issued at the Second Closing shall initially be set at the lower of (i) Two Dollars and Fifty Cents ($2.50) or (ii) such lower exercise or conversion price per share, respectively, as the Company has granted to any third party purchasing Warrants or Notes during the period between the Initial Closings and the Second Closing.


                (d) Notwithstanding anything else contained herein, the substantive provisions of this Agreement, the Notes and the Warrants (including, but not limited to, the interest rate and conversion price of the Notes and the exercise price of the Warrants), are and will be no less favorable to the Purchaser than any similar provisions contained in any agreement simultaneously or hereafter entered into between the Company and any other third party (other than pursuant to the Notes attached as Exhibit C hereto) prior to the maturity of the Notes (or earlier conversion in whole of all Notes outstanding), and the Company will promptly provide a written amendment or waiver, as appropriate, hereof and of the Notes and Warrants in the event it enters into any agreement or issues any promissory note or warrant containing any such more favorable terms.


            Section 1.02 Closings.


                (a) The sale of the Initial Closing Securities by the Company to the Purchaser shall take place on the date hereof and November 15, 1998 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Initial Closings"), as follows. The Purchaser shall pay the Initial Purchase Price to the Company by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company, in two parts: One Hundred Thousand Dollars ($100,000) to be delivered on the date hereof and the remaining One Hundred Fifty Thousand Dollars ($150,000) to be delivered on or before November 15, 1998 against issuance of the Initial Closing Securities. Certificates evidencing the Initial Closing Securities shall be delivered to the Purchaser as promptly as practicable following receipt of the Initial Closing Purchase Price.


                (b) The sale of the Second Closing Securities by the Company to the Purchaser shall take place within 10 business days following the delivery of written notice to the Purchaser of the satisfaction of the Additional Financing Condition (but, at the election of the Purchaser, not in any event prior to January 15, 1999) at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Second Closing" and, together with the Initial Closing, the "Closings"); provided, however, that, in the event the Additional Financing Condition has been satisfied by the Company's receipt of binding commitments, the Second Closing shall take place within 10 business days following the delivery of written notice to the Purchaser of the Company's receipt of not less than Three Hundred Thousand Dollars ($300,000) represented by such binding commitments (but, at the election of the Purchaser, not in any event prior to January 15, 1999). Notwithstanding anything to the contrary, if the Additional Closing Condition has been satisfied by the Company's receipt of binding commitments, the Company must, in any event, receive at least Three Hundred Thousand Dollars ($300,000) represented by such binding commitments and complete the Second closing on or before February 15, 1999 or else the Purchaser shall be relieved of its obligation to complete the Second Closing. At the Second Closing, the Company shall deliver to the Purchaser certificates evidencing the Second Closing Securities against payment of the Second Closing Purchase Price, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.




                                  ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification. The Company is not now, and has not been since inception (x) in bankruptcy or reorganization, (y) subject to moratorium or similar laws affecting creditors' rights and remedies generally or (z) to the best knowledge of the Company, a party to any fraudulent transfer.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.


            Section 2.06 Attached Notes. Attached hereto as Exhibit C are true and correct copies of the promissory notes issued by the Company to Robboy Associates, L.L.C. and Rogow Opportunity Capital LLC.


            Section 2.07 Senior Debt. While at least $250,000 in aggregate principal amount of Notes is outstanding, the Company will not issue promissory notes or incur debt obligations senior in right of payment to the Notes in an aggregate principal amount in excess of Two Million Dollars ($2,000,000) without the prior written consent of the Purchaser.




                                 ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of each Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


                (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


                (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION
            IS NOT REQUIRED.


                (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received
(A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and
(B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


                (d) The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [ ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.




                                  ARTICLE IV
                                MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.




            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


                                        PAMET SYSTEMS, INC.




Attest:__________________________       By:_____________________________
Name:                                   Name:   David T. McKay
                                        Title:  Title: President & CEO


Corporate Seal


WILLIAM JAMES BELL 1993 TRUST


By:_____________________________
    Name:
    Title:

No. L-003
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                         CONVERTIBLE PROMISSORY NOTE




$250,000                                            Acton, Massachusetts


                                                       November 13, 1998




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to William James Bell 1993 Trust ("Payee"), 10539 Bellagio Road, Los Angeles, CA 90077, the principal sum of Two Hundred Fifty Thousand Dollars ($250,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on November 12, 2000 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Repayment.


                (a) Conversion/Repayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


                The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $1.45 in the case of Notes issued at the Initial Closings and as determined in accordance with Section 1.01(c) of the Securities Purchase Agreement in the case of Notes issued at the Second Closing per share of Common Stock and shall be subject to adjustment as provided in
Section 6 below.


                Upon a partial conversion or repayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


                (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


                No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


                (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


                (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


                (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


"THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS THEY HAVE BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM REGISTRATION OR QUALIFICATION IS AVAILABLE."

            The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Conversion Price Protection.


            (a) In the event of a stock split, reverse stock split or stock dividend, the Board of Directors of the Company shall adjust the Conversion Price to appropriately reflect such event.


NOTE: THE FOLLOWING PARAGRAPHS 6(b)-(d) SHALL NOT BE APPLICABLE TO THE INITIAL NOTES AND SHALL APPLY TO THE SECOND NOTE ONLY IF THE INITIAL CONVERSION PRICE OF THE NOTE EXCEEDS $1.50.


            (b) Subject to adjustment in accordance with Section 6(a), if at any time, beginning April 1, 1999, the average of the Closing Prices (as defined herein) of the Common Stock for any 50 consecutive Trading Days (as defined herein) after April 1, 1999 (the "Average Closing Price") is less than $2.50 per share, then, so long as the Average Closing Price remains below $2.50 per share (a "Price Protection Period"), upon the conversion of all or any part of the principal amount outstanding under this Note, the Conversion Price of the Note shall be reduced to the Average Closing Price of the Common Stock for the 50 consecutive Trading Days immediately preceding the date of conversion. Notwithstanding any reduction of the Conversion Price pursuant to this Section 6(b), a Price Protection Period shall end if the Average Closing Price is equal to or greater than $2.50 (subject to adjustment in accordance with Section 6(a)) and the Conversion Price shall return to $2.50. Notwithstanding the foregoing, the Conversion Price shall not be reduced below $1.50 (subject to adjustment in accordance with Section 6(a)).


            (c) As used in this Section 6, Trading Day means, in the event that the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such exchange), a day on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such exchange, a day on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a day on which any New York Stock Exchange member firm is open for the transaction of business.


            (d) As used in this Section 6, the Closing Price of the Company's Common Stock shall be the last reported sale price as shown on the Composite Tape of the New York Stock Exchange, or, in case no such reported sale price is quoted on such day, the average of the reported closing bid and asked prices on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, the last reported sales price, or in case no such reported sales price is quoted on such day, the average of the reported closing bid and asked prices, on the principal national securities exchange (including, for purposes hereof, the National Association of Securities Dealers, Inc. National Market System) on which the Common Stock is listed or admitted to trading, or, if it is not listed or admitted to trading on any national securities exchange, the average of the high closing bid price and the low closing asked price as reported on an inter-dealer quotation system. In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.


            7. Subordination.


                (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 7 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 7, so far as the same may be applicable thereto.


                (b) For purposes of this Section 7 (and subject to Section
2.07 of the Securities Purchase Agreement), "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise, other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            9. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            10. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            11. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.


                                        PAMET SYSTEMS, INC.



                                        By: _______________________________
                                        Name:   David McKay
                                        Title:  President & CEO


Attested:




By:_________________________
    Name:
    Title:

                         EXHIBIT A TO PROMISSORY NOTE


                         [Form of Conversion Notice]




To Pamet Systems, Inc.:




            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.





Principal amount of Note to be converted: $________________
Certificate Number of Note: __




Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________                   _________________________
                                                     Signature of Noteholder




Dated:___________________________                   _________________________
                                                     Signature of Transferee

                                 EXHIBIT 4.9

No. LW-003


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




Void after 5:00 p.m. Eastern Standard Time, on November 12, 2003.




                       WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that William James Bell 1993 Trust, a trust with its address at 10539 Bellagio Road, Los Angeles, CA 90077, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing November 13, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 12, 2003, a total of one hundred seventy two thousand four hundred thirteen (172,413) in the case of the Initial Warrants and as determined in accordance with Section 1.01(c) of the Securities Purchase Agreement in the case of the Second Warrants fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (computed on the basis of $1.45 per share in the case of the Initial Warrants and as determined in accordance with Section 1.01(c) of the Securities Purchase Agreement in the case of the Second Warrants). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and William James Bell 1993 Trust (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


                (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing November 13, 1998, and prior to 5:00 P.M., Eastern Standard Time, on November 12, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


                (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


                (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

                (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


                (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.




            3. Adjustments.


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


                (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


                (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


            4. Per Share Warrant Price Protection.


NOTE: THIS SECTION 4 SHALL NOT BE APPLICABLE TO THE INITIAL WARRANTS AND SHALL APPLY TO THE SECOND WARRANT ONLY IF THE INITIAL PER SHARE WARRANT PRICE EXCEEDS $1.50.


            (a) Subject to adjustment in accordance with Section 3, if at any time, beginning April 1, 1999, the average of the Closing Prices (as defined herein) of the Common Stock for any 50 consecutive Trading Days (as defined herein) after April 1, 1999 (the "Average Closing Price") is less than $2.50 per share, then, so long as the Average Closing Price remains below $2.50 per share (a "Price Protection Period"), upon the exercise of all or any part of this Warrant, the Per Share Warrant Price shall be reduced to the Average Closing Price of the Common Stock for the 50 consecutive Trading Days immediately preceding the date of exercise. Notwithstanding any reduction of the Per Share Warrant Price pursuant to this Section 4(a), a Price Protection Period shall end if the Average Closing Price is equal to or greater than $2.50 (subject to adjustment in accordance with Section 3) and the Per Share Warrant Price shall return to $2.50. Notwithstanding the foregoing, the Per Share Warrant Price shall not be reduced below $1.50 (subject to adjustment in accordance with Section 3).


                (b) In the event of any adjustment to the Per Share Warrant Price, the number of Warrant Shares issuable upon exercise of this Warrant during the relevant Price Protection Period shall be adjusted by multiplying the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment by a fraction the numerator of which is the Per Share Warrant Price immediately prior to such adjustment and the denominator of which is the Per Share Warrant Price immediately after such adjustment.


                (c) As used in this Section 4, Trading Day means, in the event that the Common Stock is listed or admitted to trading on the New York Stock Exchange (or any successor to such exchange), a day on which the New York Stock Exchange (or such successor) is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on such exchange, a day on which the principal national securities exchange on which the Common Stock is listed is open for the transaction of business, or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a day on which any New York Stock Exchange member firm is open for the transaction of business.


                (d) As used in this Section 4, the Closing Price of the Company's Common Stock shall be the last reported sale price as shown on the Composite Tape of the New York Stock Exchange, or, in case no such reported sale price is quoted on such day, the average of the reported closing bid and asked prices on the New York Stock Exchange, or, if the Common Stock is not listed or admitted to trading on such exchange, the last reported sales price, or in case no such reported sales price is quoted on such day, the average of the reported closing bid and asked prices, on the principal national securities exchange (including, for purposes hereof, the National Association of Securities Dealers, Inc. National Market System) on which the Common Stock is listed or admitted to trading, or, if it is not listed or admitted to trading on any national securities exchange, the average of the high closing bid price and the low closing asked price as reported on an inter-dealer quotation system. In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.


            5. Fully Paid Stock; Taxes. The Company agrees that the shares of the Common Stock represented by each and every certificate for Warrant Shares delivered on the proper exercise of this Warrant shall, at the time of such delivery, be validly issued and outstanding, fully paid and nonassessable, and not subject to preemptive rights, and the Company will take all such actions as may be necessary to assure that the par value or stated value, if any, per share of the Common Stock is at all times equal to or less than the then Per Share Warrant Price. Subject to Section 6(e) hereof, the Company further covenants and agrees that it will pay, when due and payable, any and all Federal and state stamp, original issue or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor. The Holder covenants and agrees that it shall pay, when due and payable, any and all federal, state and local income or similar taxes that may be payable in respect of the issuance of any Warrant Shares or certificates therefor.


            6. Transfer


                (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


                (c) Indemnity. The Holder acknowledges that the Holder understands the meaning and legal consequences of this Section 6, and the Holder hereby agrees to indemnify and hold harmless the Company, its representatives and each officer and director thereof from and against any and all loss, damage or liability (including all attorneys' fees and costs incurred in enforcing this indemnity provision) due to or arising out of (a) the inaccuracy of any representation or the breach of any warranty of the Holder contained in, or any other breach by the Holder of, this Warrant, (b) any transfer of the Warrant or (c) any untrue statement or omission to state any material fact in connection with the investment representations or with respect to the facts and representations supplied by the Holder to counsel to the Company upon which its opinion as to a proposed transfer shall have been based.


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


            7. Loss, etc. of Warrant. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant, and of indemnity reasonably satisfactory to the Company, if lost, stolen or destroyed, and upon surrender and cancellation of this Warrant if mutilated, the Company shall execute and deliver to the Holder a new Warrant of like date, tenor and denomination.


            8. Warrant Holder Not Shareholder. Except as otherwise provided herein, this Warrant does not confer upon the Holder any right to vote or to consent to or receive notice as a shareholder of the Company, as such, in respect of any matters whatsoever, or any other rights or liabilities as a shareholder, prior to the exercise hereof.


            9. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


                (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


                (b) the Holder at 10539 Bellagio Road, Los Angeles, CA 90077, or such other address as the Holder has designated in writing to the Company.


            10. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            11. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.




IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 13th day of November, 1998.




ATTEST:                                PAMET SYSTEMS, INC.






_______________________                By:___________________________________
                                       Name:    David T. McKay
                                       Title:   President

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




Dated ___________________       Signature__________________________


                                    Address____________________________

                                           ____________________________

                                 EXHIBIT 4.10

                        SECURITIES PURCHASE AGREEMENT


            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of December 7, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Mr. Gene Raphalean (the "Purchaser"), an individual with his address at 19891 Robin Way, Saratoga, CA 95070.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Fifty Thousand Dollars ($50,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Twenty Thousand (20,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.


            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:




                                  ARTICLE I
            PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS


            Section 1.01 Purchase and Sale of the Notes and Warrants.


                (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Fifty Thousand Dollars ($50,000) (the "Purchase Price").


                (b) The exercise price per share of the Warrant and the conversion price per share of the Note to be issued at the Closing shall initially be set at Two Dollars and Fifty Cents ($2.50).


            Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on December 7, 1998 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.




                                  ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


            The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.






                                 ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of each Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


            (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


            (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO
            THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE
            UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS
            NOT REQUIRED.


            (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received
(A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


            (d) The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [ ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.


                                  ARTICLE IV
                                MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.




            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


                                        PAMET SYSTEMS, INC.




Attest:__________________________       By:_____________________________
Name:                                   Name:   David T. McKay
                                        Title:  Title: President & CEO


Corporate Seal


____________________________________


By:_____________________________
    Name: Mr. Gene Raphalean
    Title:

No. L-005
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                         CONVERTIBLE PROMISSORY NOTE




$50,000                                                 Acton, Massachusetts


                                                            December 8, 1998




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Mr. Gene Raphalean ("Payee"), 19891 Robin Way, Saratoga, CA 95070, the principal sum of Fifty Thousand Dollars ($50,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on December 7, 2000 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Prepayment.


            (a) Conversion/Prepayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


            The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $2.50 per share of Common Stock.


            Upon a partial conversion or prepayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


            (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


            No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


            (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


            (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


            (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


            "THE SHARES EVIDENCED BY THIS CERTIFICATE
            HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE
            NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933 OR QUALIFIED UNDER ANY STATE
            SECURITIES LAW AND MAY NOT BE TRANSFERRED
            OR OTHERWISE DISPOSED OF UNLESS THEY HAVE
            BEEN REGISTERED OR QUALIFIED THEREUNDER OR
            AN EXEMPTION FROM REGISTRATION OR
            QUALIFICATION IS AVAILABLE."

            The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Subordination.


                (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.


                (b) For purposes of this Section 6 (and subject to Section
2.06 of the Securities Purchase Agreement), "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise, other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            8. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            9. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            10. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.


                                    PAMET SYSTEMS, INC.




                                    By: _________________________________
                                    Name:   David T. McKay
                                    Title:  President & CEO


Attested:




By:_________________________
    Name:
    Title:

                         EXHIBIT A TO PROMISSORY NOTE


                         [Form of Conversion Notice]




To Pamet Systems, Inc.:



            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.




Principal amount of Note to be converted: $________________
Certificate Number of Note: __



Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________           _________________________
                                            Signature of Noteholder




Dated:___________________________           _________________________
                                            Signature of Transferee

                                 EXHIBIT 4.11

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


Void after 5:00 p.m. Eastern Standard Time, on December 7, 2003.


                       WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Gene Raphalean, an individual with his address at 19891 Robin Way, Saratoga, CA 95070, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing December 8, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 7, 2003, a total of Twenty Thousand (20,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Fifty Thousand Dollars ($50,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price,"
(v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Mr. Gene Raphalean (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


                (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing December 8, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 7, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


                (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


                (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

                (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


                (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.


            3. Adjustments.


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


                (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


                (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


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


            5. Transfer


                (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


            8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


            (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


            (b) the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.


            9. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.




            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 8th day of December, 1998.




ATTEST:                                PAMET SYSTEMS, INC.






_______________________                By:___________________________________
                                       Name:    David T. McKay
                                       Title:   President

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




Dated ___________________       Signature__________________________


                                    Address____________________________

                                           ____________________________

                                 EXHIBIT 4.12

                        SECURITIES PURCHASE AGREEMENT


            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of December 9, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Mr. Donald M. Liddell, Jr. (the "Purchaser"), (at the direction of D. Roger B. Liddell having power of attorney, a copy of which is attached to this document), an individual with his address at Ingalls & Snyder, LLC, 61 Broadway, New York, NY 10006.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of One Hundred Thousand Dollars ($100,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Forty Thousand (40,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.


            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:




                                  ARTICLE I
            PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS


            Section 1.01 Purchase and Sale of the Notes and Warrants.


                (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of One Hundred Thousand Dollars ($100,000) (the "Purchase Price").


                (b) The exercise price per share of the Warrant and the conversion price per share of the Note to be issued at the Closing shall initially be set at Two Dollars and Fifty Cents ($2.50).


            Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on December 9, 1998 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.




                                  ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


            The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.






                                 ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of each Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


                (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


                (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE
            HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.


                (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received
(A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


                (d) The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [ ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.


                                  ARTICLE IV
                                MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.




            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


                             PAMET SYSTEMS, INC.




Attest:__________________________       By:_____________________________
Name:                                   Name:   David T. McKay
Title:                                  Title:  President & CEO


Corporate Seal


____________________________________


By:_____________________________
    Name:   Mr. D. Roger B. Liddell
    Title:  Power of Attorney

No. L-006

THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                         CONVERTIBLE PROMISSORY NOTE


$100,000                                             Acton, Massachusetts


                                                        December 10, 1998




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Mr. Donald M. Liddell, Jr. ("Payee"), (at the direction of Mr. D. Roger B. Liddell having power of attorney), an individual with his address at Ingalls & Snyder, LLC, 61 Broadway, New York, NY 10006, the principal sum of One Hundred Thousand Dollars ($100,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on December 9, 2000 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Prepayment.


            (a) Conversion/Prepayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


            The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $2.50 per share of Common Stock.


            Upon a partial conversion or prepayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


            (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


            No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


            (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


            (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


            (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


            "THE SHARES EVIDENCED BY THIS CERTIFICATE
            HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE
            NOT BEEN REGISTERED UNDER THE SECURITIES ACT
            OF 1933 OR QUALIFIED UNDER ANY STATE SECURITIES
            LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE
            DISPOSED OF UNLESS THEY HAVE BEEN REGISTERED OR
            QUALIFIED THEREUNDER OR AN EXEMPTION FROM
            REGISTRATION OR QUALIFICATION IS AVAILABLE."

            The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Subordination.


                (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.


                (b) For purposes of this Section 6 (and subject to Section
2.06 of the Securities Purchase Agreement), "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise, other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            8. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            9. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            10. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.


                             PAMET SYSTEMS, INC.




                                        By: ____________________________
                                        Name:   David T. McKay
                                        Title:  President & CEO


Attested:




By:_________________________
    Name:
    Title:

                         EXHIBIT A TO PROMISSORY NOTE


                         [Form of Conversion Notice]




To Pamet Systems, Inc.:




            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.








Principal amount of Note to be converted: $________________
Certificate Number of Note: __




Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________           ____________________________
                                            Signature of Noteholder




Dated:___________________________           ____________________________
                                            Signature of Transferee

                                 EXHIBIT 4.13

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


Void after 5:00 p.m. Eastern Standard Time, on December 9, 2003.


                       WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Donald M. Liddell, Jr., (at the direction of D. Roger B. Liddell having power of attorney), an individual with his address at Ingalls & Snyder, LLC, 61 Broadway, New York, NY 10006, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing December 10, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 9, 2003, a total of Forty Thousand (40,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Thousand Dollars ($100,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Mr. Donald M. Liddell, Jr. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


                (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing December 10, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 9, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


                (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


                (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

                (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


                (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.




            3. Adjustments.


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


                (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


                (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


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


            5. Transfer


                (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


            8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


                (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


                (b) the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.


            9. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.




            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 28th day of Decmber, 1998.




ATTEST:                         PAMET SYSTEMS, INC.






_______________________         By:___________________________________
                                Name:   David T. McKay
                                Title:  President & CEO

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




Dated ___________________       Signature__________________________


                                    Address____________________________

                                           ____________________________

                                 EXHIBIT 4.14

                        SECURITIES PURCHASE AGREEMENT


            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of December 11, 1998 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Mr. Joseph Terrence Waters (the "Purchaser"), an individual with his address at 60 Bennington Place, New Canaan CT 06840.


            WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Fifty Thousand Dollars ($50,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Twenty Thousand (20,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.


            NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:




                                  ARTICLE I
            PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS


            Section 1.01 Purchase and Sale of the Notes and Warrants.


                (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Fifty Thousand Dollars ($50,000) (the "Purchase Price").


                (b) The exercise price per share of the Warrant and the conversion price per share of the Note to be issued at the Closing shall initially be set at Two Dollars and Fifty Cents ($2.50).


            Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on December 11, 1998 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


                                  ARTICLE II
                REPRESENTATIONS AND WARRANTIES OF THE COMPANY


            The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:


            Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.


            Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.


            Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.


            Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.



                                 ARTICLE III
               REPRESENTATIONS AND WARRANTIES OF THE PURCHASER


            The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of each Closing, as follows:


            Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.


            Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.


            Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.


            Section 3.04 Investment Purpose; Legend; Private Placement.


                (a) The Purchaser is acquiring the Securities solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.


                (b) The Purchaser acknowledges that neither the Securities nor the Warrant Shares are registered under the Securities Act and that none of the Securities or the Warrant Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Securities and the Warrant Shares shall contain a legend substantially as follows:


            THE SECURITIES REPRESENTED BY THIS CERTIFICATE
            HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
            ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.


                (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received
(A) the Company's proxy statement, dated May 14, 1998, for the Company's 1998 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as amended to date, and (C) the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.


                (d) The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.


            Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


            [x ] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;


            [ ] (b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;


            [ ] (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


            [ ] (d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.


            Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.


            Section 3.07 No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.


                                  ARTICLE IV
                                MISCELLANEOUS


            Section 4.01 Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.


            Section 4.02 Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.


            Section 4.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.


            Section 4.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.


            Section 4.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.


            Section 4.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.


            Section 4.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


            Section 4.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement


            Section 4.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.




            IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.


PAMET SYSTEMS, INC.




Attest:__________________________       By:_____________________________
Name:                                   Name:   David T. McKay
Title:                                  Title:  President & CEO


Corporate Seal


____________________________________


By:_____________________________
    Name: Mr. Joseph Terrence Waters
    Title:

No. L-004
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.




                         CONVERTIBLE PROMISSORY NOTE




$50,000                                             Acton, Massachusetts


                                                       December 14, 1998




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Mr. Joseph Terrence Waters ("Payee"), 60 Bennington Place, New Canaan, CT 06840, the principal sum of Fifty Thousand Dollars ($50,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on December 13, 2000 (the "Maturity Date").


            2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of eleven percent (11.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.


            3. Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.


            4. General Payment Provisions. All payments or prepayments of principal and interest and other sums due pursuant to this Note shall be made by check payable to the Payee at the address set forth above or at such other address as Payee shall have previously designated to the Company in writing not later than two Business Days (as defined below) prior to the date on which such payment becomes due.


            If the due date of any payment under this Note would otherwise fall on a day which is not a Business Day, such date will be extended to the immediately succeeding Business Day and interest shall be payable at the rate set forth herein for the period of the extension. The term "Business Day" shall mean any day on which commercial banks in the State of New York are not authorized or required to close.


            5. Conversion; Prepayment.


                (a) Conversion/Prepayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.


                The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $2.50 per share of Common Stock.


                Upon a partial conversion or prepayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.


                (b) Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.


                No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.


                (c) Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.


                (d) Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.


                (e) Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:


            "THE SHARES EVIDENCED BY THIS CERTIFICATE
            HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE
            NOT BEEN REGISTERED UNDER THE SECURITIES ACT
            OF 1933 OR QUALIFIED UNDER ANY STATE SECURITIES
            LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE
            DISPOSED OF UNLESS THEY HAVE BEEN REGISTERED OR
            QUALIFIED THEREUNDER OR AN EXEMPTION FROM
            REGISTRATION OR QUALIFICATION IS AVAILABLE."

                The Company shall, upon the request of any holder of a stock certificate representing Conversion Shares and the surrender of such certificate, issue a new stock certificate without such legend if (i) the stock evidenced by such certificate has been effectively registered under the Securities Act and qualified under any applicable state securities law and sold by the holder thereof in accordance with such registration and qualification or (ii) such holder shall have delivered to the Company a legal opinion reasonably satisfactory to the Company to the effect that the restrictions set forth herein are no longer required or necessary under the Securities Act or any applicable state law.


            6. Subordination.


                (a) The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.


                (b) For purposes of this Section 6 (and subject to Section
2.06 of the Securities Purchase Agreement), "Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise, other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (i) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (ii) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (i) above.


            8. No Assignment. This Note may not be assigned by the Payee without the prior written consent of the Company.


            9. Governing Law. This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Connecticut as applied to contracts made and to be performed entirely in the Commonwealth of Connecticut without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Connecticut or any federal court sitting in the Commonwealth of Connecticut for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Connecticut or any federal court sitting in the Commonwealth of Connecticut and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.


            10. Adjustment of Interest Rate. No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.


                                        PAMET SYSTEMS, INC.




                                        By: ______________________________
                                        Name:   David T. McKay
                                        Title:  President & CEO


Attested:




By:_________________________
    Name:
    Title:

                         EXHIBIT A TO PROMISSORY NOTE


                         [Form of Conversion Notice]




To Pamet Systems, Inc.:




            The undersigned registered holder (the "Payee") of the Note in the principal amount indicated below and bearing the certificate number indicated below (the "Note"), hereby irrevocably exercises its right to convert the principal amount of the Note indicated herein into shares of common stock, par value $.01 per share, of Pamet Systems, Inc. (the "Company"), in accordance with the terms of the Note, and directs that the shares issuable and deliverable upon such conversion together with a check in payment for fractional shares, be issued and delivered to the Payee unless a different name has been indicated below. If shares are to be issued in the name of a person other than the Payee (such person being referred to as the "Transferee"), the Note must be duly endorsed by, or accompanied by instruments of transfer in form satisfactory to the Company and duly executed by the undersigned, and the undersigned will pay all transfer taxes payable with respect thereto. In addition, the Transferee must sign this notice. All capitalized terms used in this notice and not otherwise defined shall have the respective meanings ascribed to them in the Note.


            The Payee, or in the event a Transferee shall receive the Conversion Shares issued upon conversion of this Note, the Transferee, hereby represents and warrants to the Company that (i) he has sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of an investment in the Company, (ii) he is acquiring the Conversion Shares for its own account for investment and not with a view to, or for distribution or sale in connection with any public offering in violation of the Securities Act of 1933, as amended (the "Securities Act"),
(iii) he understands that (x) the Conversion Shares will not have been registered for sale under the Securities Act or qualified under applicable state securities laws and may not be resold without registration under the Securities Act and qualification under any applicable state securities law,
(y) such Conversion Shares will be issued to him pursuant to one or more exemptions from the registration or qualification requirements of the Securities Act and that the representations and warranties contained herein are given with the intention that the Company may rely thereon for purposes of claiming such exemptions and (z) the Conversion Shares shall contain a legend substantially as set forth in Section 5(e) of the Note, (iv) he is an "accredited investor" as defined in Section 501 of Regulation D promulgated under the Securities Act, (v) he understands he must bear the economic risk of Conversion Shares issued upon conversion of the Note for an indefinite period of time as the Conversion Shares cannot be sold unless registered under the Securities Act and any other applicable state securities laws or sold in a transaction exempt from such registration thereunder and (vi) representatives of the Company have (x) fully and satisfactorily answered any questions which he deemed to ask concerning the Company and (y) furnished him with such additional information and documents regarding the Company as he has reasonably requested.








Principal amount of Note to be converted: $________________
Certificate Number of Note: __




Print name, address (including zip code) and social security or other taxpayer identification number of the person in whose name the Common Stock will be issued:




_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________           ____________________________
                                            Signature of Noteholder




Dated:___________________________           ____________________________
                                            Signature of Transferee

                                 EXHIBIT 4.15

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



Void after 5:00 p.m. Eastern Standard Time, on December 13, 2003.



                       WARRANT TO PURCHASE COMMON STOCK


                                      OF


                             PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Joseph Terrence Waters, an individual with his address at 60 Bennington Place, New Canaan, CT 06840, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing December 14, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 13, 2003, a total of Twenty Thousand (20,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Fifty Thousand Dollars ($50,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price,"
(v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.


            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Mr. Joseph Terrence Waters (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.


                (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing December 14, 1998, and prior to 5:00 P.M., Eastern Standard Time, on December 13, 2003, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.


                (b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.


                (c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

                (d) If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.


                (e) No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.


            2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.




            3. Adjustments.


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


                (c) In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.


                (d) Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.


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


            5. Transfer


                (a) Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.


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


            8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:


                (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or


                (b) the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.


            9. Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.


            10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Connecticut without giving effect to the principles of conflict of laws thereof.



            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 23rd day of December, 1998.




ATTEST:                                PAMET SYSTEMS, INC.






_______________________                By:___________________________________
                                       Name:    David T. McKay
                                       Title:   President & CEO

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




Dated ___________________       Signature__________________________


                                    Address____________________________


                                           ____________________________

Exhibit 23






                    Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41029) pertaining to the Pamet Systems, Inc. 1990 Stock Option Plan of our report dated March 30, 1999, with respect to the financial statements of Pamet Systems, Inc. included in its Annual Report (Form 10-KSB) for the year ended December 31, 1998, filed with Securities and Exchange Commission.




                                           Carlin, Charron & Rosen LLP



Worcester, Massachusetts
March 30, 1999