Form 10QSB
period 1999-03-31
PAMET SYSTEMS INC
filed 1999-05-21
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 1999

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                2,548,700
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        March 31, 1999 and December 31, 1998

        Condensed Statements of Operations
        for the quarter ended March 31, 1999
        and 1998

        Condensed Statement of Cash Flows
        for the three months ended March 31,
        1999 and 1998

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       1999        1998
                                                    ---------  ------------
CURRENT ASSETS                                          (unaudited)

   Cash                                             $  93,051    $54,817
   Accounts receivable, net of allowance for
      doubtful accounts of $60,000 and factored       229,169    418,229
      receivables
   Accounts Receivable, factored                       62,180    119,176
   Inventory, net of reserve of $15,000                59,575     50,254
   Prepaid expenses and other current assets           67,907     81,421

       TOTAL CURRENT ASSETS                           511,882    723,897

PROPERTY AND EQUIPMENT, net                           932,659    947,188
OTHER ASSETS                                            4,190      4,190
RESTRICTED CASH                                        28,675     28,534
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                253,907    195,665

       TOTAL ASSETS                                $1,731,313 $1,899,474
                                                    =========  =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Line of credit (vendor)                           $298,220   $169,934
   Mortgage note payable                              475,473    479,743
   Due to Factor                                           --     65,980
   Accounts payable, trade                            790,203   $787,764
   Accounts payable, related party                     21,940     20,513
   Accrued expenses                                   309,487    265,267
   Notes payable-related party                        110,000         --
   Deferred software maintenance revenue              192,460    295,669

       TOTAL CURRENT LIABILITIES                    2,197,783  2,084,870

LONG TERM DEBT, less current portion                1,400,000  1,050,000
UNEARNED SUPPORT REVENUE                                3,802      3,802

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,548,700 issued and outstanding      25,487      25,353
   Additional paid-in Capital                      5,306,956   5,306,924
   Accumulated deficit                            (7,202,715) (6,571,577)

       TOTAL STOCKHOLDERS EQUITY                  (1,870,272) (1,239,198)

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                         1,731,313  $1,899,474
                                                  ==========  ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended
                                         March 31
                                    ------------------

                                     1999       1998

Net sales                        $ 395,790   $604,163
Cost of product                    149,779    294,131
                                  --------   --------
                                   246,011    310,032

Operating expenses:
   Personnel costs                 303,567    336,408
   Rent, utilities and telephone    21,972     28,717
   Travel and entertainment         25,272     53,494
   Professional fees                68,280     62,570
   Depreciation                     20,335     18,042
   Research and Development        301,026    179,138
   Other operating expenses         62,636     49,075
                                  --------   --------

Total operating expenses           803,088    727,444

                                  --------   --------

Income (loss) from operations     (557,077)  (417,412)

Interest Income (expense), Net     (74,060)   (23,649)


Net Income (loss)                 (631,137)  (441,061)
                                   =======    =======

Earnings (loss) per common share    $(.25)      $(.17)
                                     =====       =====

Shares used in Computing        2,548,700   2,535,250
  Earnings per Share

Earnings (loss) per common share-      --         --
  assuming dilution                  =====      =====

Shares used in Computing               --         --
  Earnings Per Share-
  assuming dilution


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 1999      March 31, 1998
                                         --------------      --------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                          $(631,137)         $(441,061)

Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
  Depreciation and amortization                20,335             18,042
  Capitalized software development costs      (58,242)                --
Change in assets and liabilities:
  (Increase) Decrease in accounts receivable  189,060            (74,738)
  Decrease in accounts receivable, factored    56,996                 --
  (Increase) Decrease in inventory             (9,321)            12,502
  (Increase) Decrease in prepaids and
     other current assets                      13,514            (28,009)
  (Increase) in other assets and restricted
     cash                                        (141)            (4,369)
  (Decrease) in due to factor                 (65,980)                --
  Increase in accounts payable                  2,439             96,785
  Increase in accounts payable,related party    1,427                 --
  Increase in accrued expenses
     and other current liabilities             44,219             34,482
  (Decrease) in deferred software
     maintenance revenue                     (103,209)          (122,589)
                                             ---------          --------

      Total adjustments                        91,097            (67,894)

      Net cash provided by (used
       in) operating activities              (540,040)          (508,955)

Cash flows from investing
 activities:

  Expenditures for property and equipment      (5,806)           (20,209)
                                               ---------       ---------

     Net cash used in investing activities     (5,806)          ( 20,209)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------

Cash flows from financing activities:

  Payment of mortgage                           (4,270)          ( 3,903)
  Net change note payable
      related party                            110,000                --
  Net change line of credit-vendor             128,286                --
  Proceeds from long term convertible
      promissory notes                         350,000                --
  Issuance of capital stock                         64           531,250
                                               ---------       ---------

      Net cash provided by
       financing activities                    584,080           527,347

  Net increase (decrease) in cash               38,234            (1,817)

  Cash and cash equivalents at                  54,817            40,522
   beginning of period

  Cash and cash equivalents at
    end of period                              $93,051           $38,705
                                                ======            ======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                    $31,307          $16,232





          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three month period and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three months ended March 31, 1999 are necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one year term through October 21, 1998 with monthly payments of $5,423.00, determined according to a twenty-year amortization period including interest at 10.0%. Lexington Savings Bank's parent company, Affiliated Community Bankcorp, Inc. was purchased by UST Corp., the parent company of USTrust in August 1998. The mortgage was not renewed in October 1998, however, the Company has received a mortgage proposal from USTrust. The principal of the loan has therefore been reclassified as a current liability. The remaining balance at March 31, 1999 was $475,473 The bank has required an interest bearing compensating balance account. On March 31, 1998 this account equaled $28,675.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

        Pamet Systems, Inc. (the Company or Pamet Systems), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The company's suite of products is composed of four major components: PoliceServer, FireServer, CADServer and JailServer The Company also offers several companion products including ImageServer, MobileServer, QueryStation and Mapping. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

        The Company's revenues for the 3 month period ended March 31, 1999 (the 1999 period) decreased 34.5% to $395,790 from $604,163 for the 3 month period ending March 31, 1998 (the 1998 period). Revenues from the Company's principal products continued to decline in the 1999 period as a result of market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95/98 or NT Desktop graphical user interface. In response to the market, the Company began rebuilding its products on the NT platform late in 1997 at considerable expense. The Company has invested over $1,280,000 to date developing what management believes will be one of the only fully integrated native NT suites of public safety applications available in the market. Sales for the 1999 period consisted of MobileServer systems (MDT) and sales to existing customers of server upgrades procured in preparation for the new NT-based applications. Management believes that sales of the Company's records management (RMS) and computer-aided dispatch (CAD) products will become a significant portion of the Company's revenue subsequent to the release of the NT-based versions of these products in the third quarter of 1999.

        The Company continues to believe there are significant market opportunities based on the federal Crime bill funding expected in 1999 and beyond, the establishment of E911 centers, heightened emphasis on crime prevention and control in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring towns, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

        The primary focus of management during the 1999 period has been in three areas: current revenue and development of a sales pipeline for the NT product, completion of the development and integration of the new applications for release during the third quarter of 1999 and the acquisition of adequate funding to ensure the completion of the NT development program and the establishment of the sales and operations infrastructure required to support anticipated sales growth. Relative to the acquisition of investment, during the 1999 period $350,000 was received in the private placement program and, subsequent to the end of the 1999 period, an additional $410,000 was received.


Three Months Ended March 31, 1999 vs.
   Three Months Ended March 31, 1998

        Net sales in the 1999 period decreased 34.5% to $395,790 from $604,163 for the 1998 period. The revenues for the 1999 period reflected the continued slowing of system sales while customers await the release of the Company's NT-based product as discussed above. Prospective customers who have received COPS More grant awards are either delaying spending the funds or purchasing companion products such as MobileServer and ImageServer or upgrading server capability while they await the release of the NT product suite. The revenues for the 1999 period were comprised of two hardware upgrades, two ImageServer systems, and three MobileServer systems compared to one hardware upgrade, three ImageServer systems, eight MobileServer systems during the 1998 period. The MobileServer sales in the 1999 period represented 61.3% of net hardware and software sales, down from 74.3% of net hardware and software sales in the 1998 period. Support revenues increased 28.8% to $158,071 for the 1999 period from $122,688 for the 1998 period reflecting the increase in the customer base from the 1998 period. Cost of product decreased 49.1% or $144,352 to $149,779 for the 1999 period from $294,131 for the 1998 period reflecting decreased revenues in the 1999 period and the increase of high margin support revenues during the period. The resulting increase in gross margin from from 51.3% in the 1998 period to 62.2% in the 1999 period can be attributed to the significant increase in the support revenues and improved margins on the MobileServer sales.

        Operating expenses increased $75,644 or 10.4% to $803,088 for the 1999 period compared to $727,444 for the 1998 period primarily due to the addition of sales and customer support resources and continued spending on research and product development. Total research and development expenditures, including non-capitalized spending on the NT suite of products for outside resources and the deployment of current staff to product development and testing, represented $121,888 or 161.1% of the increase. In addition, the Company capitalized $58,242 of development costs relating to PoliceServer NT and CADServer the 1999 period. During the development cycle of the NT products, the Company has utilized outside resources to accomplish product development goals while minimizing the long term financial commitments of the Company. As the products near release, management has focused internal resources on the projects to ensure timely completion of development and testing and product release on schedule in the third quarter of 1999. NT product development will continue throughout 1999 until all functionality in PoliceServer and FireServer have been ported to the NT platform consistent with market demands.

        Personnel costs show a decrease of 9.8% to $303,567 for the 1999 period compared to $336,408 for the 1998 period. However, gross personnel expenditures, prior to the reclassification of expense for employees assigned to the NT development program, reflect an increase of 9.5 %. The Company has continued to add strategic personnel in the areas of sales, support, and engineering to support expected increased revenue growth with an expanded market and the introduction of an NT-based product. Rent, utilities and telephone decreased 23.5% to $21,972 for the 1999 period from $28,717 for the 1998 period due primarily to an error in recording telephone expense in the fourth quarter of 1998. Travel and entertainment expenses decreased $28,222 or 52.8% to $25,272 for the 1999 period from $53,494 for the 1998 period. This decrease primarily reflects the reduction is sales travel in the Southeast region due to the resignation of the sales person in the region. Professional fees increased 9.1% to $68,280 for the 1999 period from $62,570 for the 1998 period due to increased legal fees that resulted from services associated with the ongoing private placement of debt and equity financing, the sale of the company headquarters building, and the issues associated with transactional activity. Depreciation expense increased 12.7% to $20,335 for the 1999 period from $18,042 for the 1998 period due to the purchase of several internally used software programs supporting the increased level of infrastructure. Other operating expenses increased 27.6% to $62,636 for the 1999 period from $49,075 for the 1998 period primarily due to increases in internet access and usage costs and increased expenditures on office supplies and equipment

        Net interest expense for the 1999 period was $74,060 compared to $23,649 for the 1998 period, reflecting an increase of $50,411 or 213.2%. This increase can be attributed to the fees incurred from utilization of the receivables financing agreement with Silicon Bank and the interest associated with the convertible promissory notes and vendor line of credit secured in the fourth quarter of 1998 and the first quarter of 1999.

      The net loss for the 1999 period was $(631,137) or $(.25) per share compared to net loss of $441,061 or $(.17) per share for the 1998 period. The loss is due primarily to a decrease in sales in the 1999 period in conjunction with increased operating expenses resulting from product development and the increased infrastructure costs which will position the Company for expected future revenue growth.


Liquidity and Capital Resources

        The Company's working capital was a deficit of $(1,685,901) at March 31, 1999 compared to a deficit of $(1,360,973) at December 31, 1998 due to the reduced sales, the current level of research and development spending and the additional expenses associated with the increased corporate infrastructure. In addition, the mortgage note on the Company's headquarters building was not renewed as of March 31, 1999 and the entire loan amount outstanding of $475,473 is included in current liabilities for the 1999 period. Nevertheless, the Company remains highly leveraged.

        During the first quarter of 1999, the Company secured $350,000 of additional financing in the form of long-term convertible debt, received commitments from investors to convert $600,000 in long-term convertible debt to equity, and received $300,000 in loan commitments from directors. Subsequent to the end of the 1999 period, an additional $410,000 was secured in the form of long term convertible debt. In general, the outstanding long-term convertible debt funding accrues interest at 11%, has a two-year term, carries the option of conversion of the principal to common stock by the debt holder or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for purchase of additional shares of common stock at the conversion price of $2.50.

        Cash increased to $93,051 at March 31,1999 from $54,817 at December 31, 1998. Accounts receivable decreased to $229,169 at March 31, 1999 from $418,229 at December 31, 1998 due to the reduced sales for the 1999 period.

        While resources necessary to fund the completion of the NT development program and provide working capital for operations continue to be a focus of concern for the Company, the Company believes that the additional funding which has been secured or committed, the anticipated funds from the sale of the headquarters building, anticipated awards from the "COPS More 98" grant submissions combined with sales of the Company's existing and anticipated suite of products should ensure continued operations through the end of the year. If additional funds are required, the Board of Directors is willing to increase its investment or seek additional financing. Backlog at March 30, 1999 was $345,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

        As of March 31, 1999, the Company had accumulated approximately $7,000,000 of federal net operating loss carryforwards that expire beginning in the year 2004. In addition, the Company has state net operating losses to carryforward of $3,950,000 which expire between the years 1999 and 2003. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the"ownership change". Thus there is no restriction on its use.


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

        Internally the Company utilizes some third-party vendor computer hardware, networking equipment, telecommunication products and software products that may or may not be year 2000 compliant. However, the Company has been assured, by third party vendors that the software products that the Company relies on to manage its internal finance, materials and support activities are all year 2000 compliant. Internal testing to verify these assurances will not be completed until July 1999. The Company also relies, directly or indirectly, on the external systems of suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. The impact of year 2000 non-compliance by any of these entities is being monitored at this time.


Inflation

        Inflation has not had a significant impact on the Company's operations to date.


Forward Looking Statements

        This Form 10-QSB contains statements which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates"or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: the timing of the development and release of the NT products, adequacy of the funding for the completion of the NT development, and market expectation for the NT operating environment; building a sales and marketing initiative; law enforcement trends regarding E911 and mobile systems; sufficiency of working capital and adequacy of the corporate infrastructure to support operations and anticipated growth; economic and competitive factors affecting market growth; year 2000 compliance; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of the NT products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-Q could cause such views, assumptions and factors and the Company's results of operations to be materially different.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    c. Sales of Securities

       On January 22, 1999 the Company issued a $100,000 convertible promissory note with five year warrants attached to an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended. The note allows the noteholder to convert the principal amount of the note and purchase up to 40,000 shares of Pamet Systems Common Stock at $2.50 per share. The attached five year warrants allow the noteholder to purchase 40,000 shares of Pamet Systems Common Stock at a price of $2.50 per share. The note accrues interest at 11% per year and both the principal balance of the note and unpaid accrued interest are due on January 21, 2001. No principal has been converted to Common Stock or warrants exercised at March 31, 1999.

       On February 8, 1999 the Company issued a $250,000 convertible promissory note with five year warrants attached to an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended. The note allows the noteholder to convert the principal amount of the note and purchase up to 100,000 shares of Pamet Systems Common Stock at $2.50 per share. The attached five year warrants allow the noteholder to purchase 100,000 shares of Pamet Systems Common Stock at a price of $2.50 per share. The note accrues interest at 11% per year and both the principal balance of the note and unpaid accrued interest are due on February 7, 2001. No principal has been converted to Common Stock or warrants exercised at March 31, 1999.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    None

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

       4.16 Convertible Note issued to William Bell 1993 Trust dated February 8, 1999
       4.17   Warrant issued to William Bell 1993 Trust dated February 8,
              1999
       4.18   Convertible Note issued to Stephen F. Wilder dated
              January 22, 1999
       4.19   Warrant issued to Stephen F. Wilder dated January 22, 1999

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



            May 20, 1999                  Richard C. Becker
    _______________________________       ______________________
                  Date                    Richard C. Becker
                                          Vice President
                                          Principal Financial Officer

                                 EXHIBIT 4.16

   Convertible Note issued to William Bell 1993 Trust dated February 8, 1999

No. L-007
THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS RICHARD C. BECKER, (978)-263-2060.


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

                                                              February 8, 1999


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

            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on February 7, 2001 (the "Maturity Date").

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

            The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $25,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $2.50 per share of Common Stock subject to adjustment as provided in Section 6 below.

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

                                    PAMET SYSTEMS, INC.



                                    By: _____________________________________
                                        Name: David McKay
                                        Title: President & CEO


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



_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________           _________________________________
                                                 Signature of Noteholder



Dated:___________________________           _________________________________
                                                 Signature of Transferee

                                 EXHIBIT 4.17
       Warrant issued to William Bell 1993 Trust dated February 8, 1999

No. LW-007

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


Void after 5:00 p.m. Eastern Standard Time, on February 7, 2004.


                       WARRANT TO PURCHASE COMMON STOCK

                                      OF

                              PAMET SYSTEMS, INC.




            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that William James Bell 1993 Trust, a trust with its address at 10539 Bellagio Road, Los Angeles, CA 90077, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing February 8, 1999, and prior to 5:00 P.M., Eastern Standard Time, on February 7, 2004, a total of one hundred thousand (100,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and William James Bell 1993 Trust (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

            1. Exercise of Warrant.

            (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing February 8, 1999, and prior to 5:00 P.M., Eastern Standard Time, on February 7, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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


            IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this ______ day of ____________, 1999.



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


Dated ___________________       Signature__________________________


                                    Address____________________________

                                           ____________________________

                                 EXHIBIT 4.18
      Convertible Note issued to Stephen F. Wilder dated January 22, 1999

                        SECURITIES PURCHASE AGREEMENT


            This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of January 21, 1999 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Mr. Stephen F. Wilder (the "Purchaser"), an individual with his address at Apartment 11E, 888 Eighth Avenue, New York, New York 10019.

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


        Section 1.02 Closing. The sale of the Securities by the Company to the Purchaser shall take place on January 21, 1999 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

        Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):


        [x] (a) the Purchaser is an individual whose net worth, either individually or with his spouse, exceeds $1,000,000 on the date hereof;

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


                                        PAMET SYSTEMS, INC.



Attest:__________________________       By:_____________________________
        Name:                               Name: David T. McKay
                                            Title: Title: President & CEO


Corporate Seal


                                        ____________________________________


                                        By:_____________________________
                                            Name: Stephen F. Wilder
                                            Title:

No. L-007

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


                          CONVERTIBLE PROMISSORY NOTE




$100,000                                                Acton, Massachusetts

                                                            January 22, 1999


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Mr. Stephen F. Wilder ("Payee"), an individual with his address at Apartment 11E, 888 Eighth Avenue, New York, New York 10019, the principal sum of One Hundred Thousand Dollars ($100,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."


            1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on January 21, 2001 (the "Maturity Date").


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


                                    PAMET SYSTEMS, INC.


                                    By: ____________________________________
                                        Name: David T. McKay
                                        Title: President & CEO


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



_________________________________


_________________________________


_________________________________
                       (Zip Code)




_________________________________
Social Security or other
Taxpayer Identification
Number




Dated:___________________________       ___________________________________
                                            Signature of Noteholder



Dated:___________________________       ___________________________________
                                            Signature of Transferee

                                 EXHIBIT 4.19
          Warrant issued to Stephen F. Wilder dated January 22, 1999

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


Void after 5:00 p.m. Eastern Standard Time, on January 21, 2004.


                       WARRANT TO PURCHASE COMMON STOCK

                                      OF

                              PAMET SYSTEMS, INC.


            FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Stephen F. Wilder, an individual with his address at Apartment 11E, 888 Eighth Avenue, New York, New York 10019, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing January 22, 1999, and prior to 5:00 P.M., Eastern Standard Time, on January 21, 2004, a total of Forty Thousand (40,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Thousand Dollars ($100,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and
(vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

            This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Mr. Stephen F. Wilder (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.


            1. Exercise of Warrant.

            (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing January 22, 1999, and prior to 5:00 P.M., Eastern Standard Time, on January 21, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 28th day of January, 1999.




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