Form 10QSB
period 1999-06-30
PAMET SYSTEMS INC
filed 1999-08-16
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           ______________________________

                                     FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________to _________
        Commission File No. 1-10623

                          Pamet Systems, Inc.
___________________________________________________________________________
    (exact name of small business issuer as specified in its charter)


            Massachusetts                                   04-2985838
___________________________________________________________________________

(State or other jurisdiction of (I.R.S. Employer
incorporation or organization)                          Identification No.)


1000 Main Street, Acton, Massachusetts                01720
___________________________________________________________________________

(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code    (978) 263-2060

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes_X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of share outstanding
           Common stock                                2,891,188
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             June 30, 1999 and December 31, 1998

             Condensed Statements of Operations
             for the quarter ended June 30, 1999
             and 1998 and six month period ended
             June 30, 1999 and 1998

             Condensed Statement of Cash Flows
             for the six months ended June 30,
             1999 and 1998

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                          June 30,     December 31,
                                                     1999          1998
                                                ---------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                     $ 20,498          $ 54,817
        Accounts receivable, net of allowance
         for doubtful accounts of $60,000 and
         factored receivables                     465,405           418,229
        Accounts receivable, factored              64,730           119,176
        Inventory, net of reserve of $15,000       65,529            50,254
        Prepaid expenses and other current
         assets                                    70,757            81,421

                 TOTAL CURRENT ASSETS             686,919           723,897

PROPERTY AND EQUIPMENT, net                       939,694           947,188
OTHER ASSETS                                        4,190             4,190
RESTRICTED CASH                                    28,818            28,534
CAPITALIZED SOFTWARE DEVELOPMENT COSTS            571,656           195,665

                 TOTAL ASSETS                 $ 2,231,277       $ 1,899,474
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Line of credit (vendor)                  $ 56,645         $ 169,934
        Mortgage note payable                     572,626           479,743
        Due to factor                                ----            65,980
        Accounts payable, trade                   968,567           787,764
        Accounts payable, related party            20,680            20,513
        Accrued expenses                          470,617           265,267
        Notes payable-related party               175,000              ----
        Deferred software maintenance revenue      67,490           295,669

                TOTAL CURRENT LIABILITIES       2,331,625         2,084,870

LONG TERM DEBT, less current portion            1,560,000         1,050,000
UNEARNED SUPPORT REVENUE                            3,802             3,802

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued
        Common Stock, $.01 par value,
         7,500,000 shares authorized;
         2,891,188 issued and outstanding          28,912           25,455
        Additional paid-in Capital              5,953,561        5,306,924
        Accumulated deficit                    (7,646,623)      (6,571,577)

               TOTAL STOCKHOLDERS EQUITY       (1,664,150)      (1,239,198)

               TOTAL LIABILITIES AND
               STOCKHOLDERS EQUITY            $ 2,231,277      $ 1,899,474
                                               ==========       ==========

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                               Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                               ------------------       ----------------

                                 1999       1998        1999        1998
Net sales                      $576,594   $897,304     $972,384  $1,501,467
Cost of product                 234,058    423,269      383,836     717,400
                               --------   --------     --------   ---------
                                342,536    474,035      588,548     784,067

Operating expenses:
    Personnel costs             376,571    385,264      680,138     721,673
    Rent, utilities, telephone   24,780     35,597       46,752      64,314
    Travel and entertainment     36,814     48,134       62,086     101,628
    Professional fees            41,427     77,669      109,707     140,239
    Depreciation                 20,723     19,191       41,058      37,233
    Research and development    146,022    196,679      447,048     375,817
    Other operating expenses     90,936    135,588      153,572     184,662
                               --------    -------      -------     -------
Total operating expenses        737,273    898,122    1,540,361   1,625,566

                                -------    -------    ---------   ---------

Income(loss) from operations   (394,737)  (424,087)    (951,813)   (841,499)

Interest income(expense), net   (49,171)   (36,213)    (123,232)    (59,862)

Net income(loss)              $(443,908) $(460,300) $(1,075,045)  $(901,361)
                                ========   =======    =========     =======

Earnings(loss) per common
  share                           $(.15)    $(.18)       $(.37)      $(.36)
                                    ===       ===          ===         ===

Shares used in computing      2,891,188  2,536,250    2,891,188   2,536,250
    earnings per share




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 1999   June 30, 1998
                                              -------------   -------------

Cash flows provided by (used in)
        operating activities:

Net income/(loss)                             $(1,075,045)       $(901,361)

Adjustments to reconcile net income to net
cash provided by operating activities:
        Depreciation and amortization              41,058           37,233
        Capitalized software development costs   (375,991)            ----
        Change in assets and liabilities:
        (Increase) Decrease in accounts
          receivable                              (47,176)          87,413
        (Increase) Decrease in accounts
          receivable, factored                     54,446          (87,485)
        (Increase) Decrease in inventory          (15,275)          33,358
        (Increase) Decrease in prepaids and
          other current assets                     10,664          (96,369)
        (Increase) in other assets
          and restricted cash                        (284)          (4,547)
        (Decrease) in due to factor               (65,980)            ----
        Increase in accounts payable              180,803          331,057
        Increase in accounts payable,
          related party                               167             ----
        (Decrease) in deferred software
          maintenance revenue                    (228,179)        (206,863)
        Increase in accrued expenses and other
          current liabilities                     205,350           69,909

                                                  -------           ------

        Total adjustments                        (240,397)         163,706

        Net cash provided by (used in)
          operating activities                 (1,315,442)        (737,655)

Cash flows from investing activities:

        Expenditures for property & equipment     (33,565)         (29,378)
                                                   ------           ------
        Net cash used in investing activities     (33,565)         (29,378)



Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 1999   June 30, 1998
                                              -------------   -------------

Cash flows from financing activities:

        Payment of mortgage                         (7,117)         (7,906)
        Net change note payable related party      175,000         307,561
        Net change line of credit-vendor          (113,289)           ----
        Issuance of capital stock                  650,094         531,270
        Proceed from second mortgage               100,000            ----
        Proceeds from long term convertible
          promissory notes                         510,000            ----
                                                 ---------       ---------
        Net cash provided by financing
          activities                             1,314,688         830,925

        Net increase(decrease) in cash             (34,319)         63,892

        Cash and cash equivalents at
          beginning of period                       54,817          40,522
        Cash and cash equivalents at
          end of period                            $20,498        $104,414
                                                    ======         =======

        Supplemental disclosure of cash
          flow information:

        Cash paid for interest:                    $70,262         $31,965


See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note (1) Statement Presentation

        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

        The results reported for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
Facility

        On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one-year term through October 21, 1998 with monthly payments $5,423.00 determined according to a twenty-year amortization period including interest at 10.0%. Lexington Savings Bank's parent company, Affiliated Community Bankcorp, Inc. was purchased by UST Corp., the parent company of USTrust, in August 1998. The mortgage was not renewed in October 1998. The remaining balance on the mortgage at June 30, 1999 was $472,626 that was classified as a current liability since the mortgage was not renewed in October 1998.
The bank has required an interest bearing compensating balance account. On June 30, 1999 this account equaled $28,818.

        The Company entered into a second mortgage agreement on June 16, 1999 with Area Realty, LLC, the prospective buyer of the building, for $100,000 at 11% per annum. The principal and accrued interest were to be repaid in one payment on the earlier of December 31, 1999 or the date upon which the building was sold by the Company to Area Realty, LLC.

        On August 6, 1999, the Company sold the facility to Area Realty, LLC for $1,150,000 and signed a leaseback agreement with the buyer for 7 years. Both the first and second mortgage and all accrued interest were repaid at that time.

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Overview

        Pamet Systems, Inc. (the Company or Pamet Systems), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The company's suite of products is composed of four major components: PoliceServer NT, FireServer NT, CADServer NT and JailServer NT. The Company also offers several companion products including Imaging, Mobile, Query, and Mapping. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

        The Company's revenues for the 3 month period ended June 30, 1999 (the 1999 period) decreased 35.7% to $576,594 from $897,304 for the 3 month period ending June 30, 1998 (the 1998 period). This decrease reflects the continued trend of declining revenues from the Company's principal products as a result of market expectations for a complete Microsoft operating environment using Microsoft NT Server and a Windows 95/98 or NT Desktop graphical user interface. In response to the market, the Company began rebuilding its products on the NT platform late in 1997 at considerable expense. The Company has invested over $1,740,000 to date developing what management believes will be one of the only fully integrated native NT suites of public safety applications available in the market. Market response to the NT suite of products that will be released in the third quarter of 1999 has been favorable although the Company is unable to predict how successful its sales efforts will be. In addition to the Company's PoliceServer NT beta site in Cambridge, MA, the Company has been awarded three additional NT system orders from competitive bidding processes, including a countywide multi-agency system in Tennessee. PoliceServer NT and CADServer NT will move to the production environment in the third quarter of 1999 with the installation of the systems mentioned above. Management believes that sales of the Company's records management (PoliceServer NT and FireServer NT) and computer-aided dispatch (CADServer
NT) products will become a significant portion of the Company's revenue subsequent to the release of the NT-based versions of these products.
Sales for the 1999 period were sustained by Mobile systems and support revenues.

        The Company continues to believe that there are significant market opportunities based on the federal Crime bill funding expected in 1999 and beyond, the establishment of E911 centers, heightened emphasis on crime prevention and control in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring towns, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

        The primary focus of management during the 1999 period has been in four areas: current revenue and cost controls, development of a sales pipeline for the NT product, completion of the development and integration of the new applications for release during the third quarter of 1999 and the acquisition of adequate funding to ensure the completion of the NT development program and the establishment of the sales and operations infrastructure required to support anticipated sales growth. Relative to the acquisition of investment, during the first six months of 1999 $760,000 was received in the private placement program.


Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

        Net sales in the 1999 period decreased 35.7% to $576,594 from $897,304 for the 1998 period. The revenues for the 1999 period reflected the continued slowing of system sales while customers await the release of the Company's NT-based product as discussed above. Prospective customers who have received COPSMore grant awards are either delaying spending the funds or purchasing companion products such as Mobile, Imaging, or Mapping. Over 60% of the sales in the second quarter can be attributed to the COPSMore grant programs. In addition, the revenues for the 1999 period showed a continued trend toward the Mobile product. The revenues for the 1999 period consisted of eight new Mobile systems, one Imaging system, four Query systems, and one Mapping system compared to two PoliceServer systems, three hardware upgrades, eight Mobile systems, and two Imaging systems in the 1998 period. The Mobile sales in the 1999 period represented 55.4% of net hardware and software sales as compared to 55.5% in the 1998 period. Support revenues increased 15.0% to $154,960 for the 1999 period from $134,785 for the 1998 period reflecting the increase in the customer base from the 1998 period. Cost of product decreased 44.7% or $189,211 to $234,058 for the 1999 period from $423,269 for the 1998 period. The resulting increase in gross margin from 52.8% in the 1998 period to 59.4% in the 1999 period reflects improved margins on Mobile and Imaging sales and continued favorable margins on support revenues. The improved margins also reflect the increased use of state bid list contractors as a procurement vehicle. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues and increases margins for the company.

        Operating expenses reflect a decrease $160,849 or 17.9% to $737,273 for the 1999 period compared to $898,122 for the 1998 period primarily due to the capitalization of $317,749 of NT product development costs during the 1999 period. Gross expenses including capitalized development costs were $1,055,022, an increase of 17.5% over 1998 spending levels. Gross research and development expenditures in the 1999 period showed an increase of $267,092 or 135.8% over the 1998 levels reflecting the addition of in-house engineers, the continued use of outside resources for the development of CADServer NT and the increased deployment of current staff to the NT development program. During the development cycle of the NT products, the Company has continued to use outside resources to accomplish product development goals while minimizing the long-term financial commitments of the Company. As the products near release, management has focused internal resources on the project to ensure timely completion of development and testing and product release on schedule in the third quarter of 1999. NT product development will continue throughout 1999 until all functionality in PoliceServer and FireServer has been ported to the NT platform consistent with market demands. To offset the expenses associated with adding significant resources in the engineering and support areas to ensure the timeliness of the NT product delivery, management has focused on cost control in other areas including travel, rent, and telephone.

        As a result of increased deployment of in-house resources to research and development, net personnel costs reflected a decrease of 2.3% or $8,693. Gross personnel expenditures, including those allocated to research and development, increased $105,215 or 25.6% from $410,221 for the 1998 period to $515,436 for the 1999 period. These additional resources and the associated expenses are focused on the development, testing and documentation of the NT product and the implementation of a cohesive sales and marketing effort supporting the introduction and sale of the NT suite of products.

        Rent, utilities and telephone decreased 30.4% to $24,780 for the 1999 period from $35,597 for the 1998 period due primarily to the decreased phone expense resulting from negotiating reduced long distance rates and the reduction in office space and telephone expenses associated with the Southeast regional sales office in Maitland, Florida. Management has reduced the sales and support staffing of the Southeast regional office and has managed many of the sales and support functions from the corporate headquarters. As the new products are released during the third quarter of 1999, the Company plans to add resources to focus on the Southeast region. Travel and entertainment expenses decreased 23.5% to $36,814 for the 1999 period from $48,134 for the 1998 period. The 1998 expenses included the travel expenses associated with the COPSMore 1998 grant seminars held in 15 states. Similar expenses were not incurred in the 1999 period as no new federal grant programs were announced. Professional fees decreased 46.7% to $41,427 for the 1999 period from $77,669 for the 1998 period primarily due a reduction in consulting expenses. During 1998 the Company utilized outside resources to improve existing product documentation and to assist with the private placement funding program. These projects have been completed and the Company is using internal resources to document the NT suite of products. Depreciation expense increased 8.0% to $20,723 for the 1999 period from $19,191 for the 1998 period. The additional depreciation on upgraded in-house computer systems has been offset by reduced depreciation on older equipment. Other operating expenses decreased 32.9% to $90,936 for the 1999 period from $135,588 for the 1998 period. During the 1998 period, the Company experienced significant nonrecurring marketing, office supplies and postage expenses associated the adoption of a new corporate logo and in support of the COPSMore 98 grant seminars.

        Net interest expense for the 1999 period was $49,171 compared to $36,213 for the 1997 period. This reflects the increased fees associated the Company's receivables financing agreement with Silicon Valley Bank, the interest associated with the issuance of convertible debt and vendor lines of credit and the use of working capital loans from directors.

        The net loss for the 1999 period was $(443,908) or $(.15) per share compared to net loss of $(460,300) or $(.18) per share for the 1998 period. The loss is due primarily to increased operating expenses resulting from product development and the increased infrastructure costs which management believes will position the Company for expected future revenue growth.


Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

        Net sales for the six month period ended June 30, 1999 (the 1999 period) decreased $529,083 or 35.2% to $972,384 from $1,501,467 for the six month period ended June 30, 1998 (the 1998 period). The decrease in sales reflects customers delaying purchases awaiting the release of the NT product suite. Most significantly affected were the system sales and Imaging, although Mobile sales were also adversely affected. However, support revenues increased 21.6% to $313,031 for the 1999 period from $257,473 for the 1998 period reflecting the increase in the customer base from the 1998 period. Cost of product decreased 46.5% to $383,836 for the
1999 period from the $717,400 for the 1998 period.   Gross margin increased
to 60.5% for the 1999 period from 52.2% for the 1998 period. The improvement in margin can be attributed a significant improvement in the Mobile margins as a result of some customers purchasing their hardware directly from the state bid list thereby increasing the higher margined software component of these sales.

        Net operating expenses decreased $85,205 or 5.2% to $1,540,361 for the 1999 period compared to $1,625,566 for the 1998 period. However gross operating expenses, including capitalized development costs of $375,991, were $1,916,352, an increase of $290,786 or 17.9% over the 1998 level. Gross expenditures on research and development increased $447,222 or 119.0%. The most significant portion of these expenditures was on the redesign of the Company's suite of products to the NT platform. Net personnel costs decreased 5.8% to $680,138 for the 1999 period from $721,673 for the 1998 period. As the Company's internal resources have been deployed to support the development, testing, documentation, and training program development for the NT suite of products, these costs have been allocated to research and development. However, gross personnel expenditures of $911,230 in the 1999 period versus $771,594 in the 1998 period reflect an increase of 18.1%. In addition to a Customer Support Manager and a sales representative in the Northeast added late in second quarter of 1998, this increase reflects more recent additions in engineering, technical writing, and sales. These new resources were added to support the on time release of the NT products, their introduction to the marketplace and the anticipated increased level of business in the future. Rent, utilities and telephone expenses decreased $17,562 or 27.3% to $46,752 for the 1999 period from $64,314 for the 1998 period. This decrease is almost entirely associated with decreased long distance telephone rates and an error in recording telephone expense in the fourth quarter of 1998.

        Travel and entertainment expenses decreased 38.9% to $62,086 for the 1999 period from $101,628 for the 1998 period. During the 1998 period the Company experienced significant travel expenses associated with the opening of the Southeast regional office and the integration of the TAI employees into the Company. As stated above, the Company has trimmed the staffing in the Southeast region during the 1999 period which resulted in lower travel expenses. Professional fees decreased 21.8% to $109,707 for the 1999 period from $140,239 for the 1998 period due to the decrease in consulting expenses for product documentation services, the cost of a financial consultant, and installation of an upgraded financial package. Depreciation expense increased 10.3% to $41,058 for the 1999 period from $37,233 for the 1998 period reflecting the depreciation associated with the upgrades of the Company's computer equipment. Other operating expenses decreased 16.8% to $153,572 for the 1999 period from $184,662 for the 1998 period. These decreases reflect reduced spending in several areas including the expenses associated with the COPSMore 98 grant seminars and the costs resulting from the introduction of a new corporate logo in 1998.

        Net interest expense was $123,232 for the 1999 period compared to $59,862 for the 1998 period. This increase reflects the accrued interest associated with the convertible promissory note funding acquired late in 1998 and in the first half of 1999, the interest associated with the receivable financing agreement with Silicon Valley Bank and increased usage of working capital loan commitments from directors.

        The net loss for the 1999 period was $(1,075,045) or $(.37) per share compared to a net loss of $(901,361) or $(.36) per share for the 1998 period. The loss for the period can be attributed to the significant spending on research and development and the spending associated with the commitment to build the Company's infrastructure to meet anticipated future business.


Liquidity and Capital Resources

        The Company's working capital deficit deteriorated to $(1,644,706) at June 30, 1999 from a deficit of $(1,360,973) at December 31, 1998 due to the reduced sales and the current level of research and development spending. In addition, the deficit at December 31, 1998 and June 30, 1999 reflects the reclassification of the mortgage note on the Company's headquarters building to current liabilities because the mortgage note was not renewed on schedule in October 1998. However, on August 6, 1999, the Company sold the building for $1,150,000 and entered into a 7-year leaseback agreement with the buyer. The sale of the headquarters building generated cash of $533,123 after repayment of the first and second mortgages and all expenses. The triple net lease on the building is at $13.46 per gross square foot of the building (12,984 square feet) or $174,764.64 per year. The lease includes a provision for the second through seventh years for rent increases based on the Consumer Price Index for Urban Wage Earners and Clerical Workers (CPI-W) Boston, Mass not to exceed a cap of three percent compounded per annum from the base rent. During the first three years of the lease, the base rent will be reduced by $1,567 per month or $18,804 per year.

        During the first six months of 1999, the Company secured $760,000 of additional financing in the form of long-term convertible debt, converted $600,000 of long-term convertible debt to equity, increased and extended a short-term $250,000 vendor line of credit to a two-year $350,000 convertible promissory note, and received $300,000 in loan commitments from directors. In general, the outstanding long-term convertible debt funding accrues interest at 11%, has a two year term, carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $1.45 to $2.75 or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at an exercise price of $2.50.

        Cash decreased to $20,498 at June 30, 1999 from $54,817 at December 31, 1998. Accounts receivable increased to $465,405 at June 30, 1999 from $418,229 at December 31, 1998.

         Although the Company believes that it has the resources necessary to fund the completion of the NT development program, working capital to fund future growth remains a focus and concern of management. The funding received in the first half of 1999 coupled with the proceeds from the sale of the headquarters building subsequent to the end of the period ensures that the Company will complete the major portions of the development in the third quarter of 1999. The Company believes that sales of the current products and the newly released NT product suite, unused lines of credit from directors, the funds from the sale of the building, and the private placement funding already received will support continued operations through the end of the year. Backlog at August 12, 1999 was $604,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

        As of June 30, 1999, the Company had accumulated approximately $7,400,000 of federal net operating loss carryforwards that expire beginning in the year 2004. In addition, the Company has state net operating losses to carryforward of approximately $4,400,000 which expire between the years 1999 and 2003. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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


Forward Looking Statements

    This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: the timing of the development and release and uniqueness of the NT products, adequacy of the funding for the completion of the NT development, and market expectation for the NT operating environment; expected share of the Company's sales to be NT products; building a sales and marketing initiative; law enforcement trends regarding E911, mobile systems and market opportunities; sufficiency of working capital and funding; adequacy of the corporate infrastructure to support operations and anticipated growth; economic and competitive factors affecting market growth; year 2000 compliance; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as problems in the development of the NT products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10 Q could cause such views, assumptions and factors and the Company's results of operations to be materially different.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        c. Sales of Securities

        On April 15, 1999, 315,988 shares of Pamet Systems Common
        Stock were issued to two directors in exchange for the surrender of $600,000 of convertible promissory notes.

        On May 10, 1999 the Company issued a $35,000 convertible promissory note with five year warrants attached to an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended. The note allows the noteholder to convert the principal amount of the note and purchase up to 14,000 shares of Pamet Systems Common Stock at $2.50 per share. The attached five-year warrants allow the noteholder to purchase 14,000 shares of Pamet Systems Common Stock at a price of $2.50 per share. The note accrues interest at 11% per year and both principal and interest are due on May 9, 2001. No principal has been converted to Common Stock or warrants exercised at June 30, 1999.

        On May 14, 1999 the Company issued a $375,000 convertible promissory note with five year warrants attached to an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended. The note allows the noteholder to convert the principal amount of the note and purchase up to 150,000 shares of Pamet Systems Common Stock at $2.50 per share. The attached five-year warrants allow the noteholder to purchase 150,000 shares of Pamet Systems Common Stock at a price of $2.50 per share. The note accrues interest at 11% per year and both principal and interest are due on May 13, 2001. No principal has been converted to Common Stock or warrants exercised at June 30, 1999.

Item 3 - Defaults Upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

        The Company held its 1999 Annual Meeting of Stockholders on May 28,
        1999.

        At the Annual Meeting, Dr. Joel B. Searcy and Dr. Davinder Sethi were elected as Directors. The voting results for the election of the directors were as follows:

                                      FOR         WITHHELD
        Dr. Joel B. Searcy          2,324,035       1500
        Dr. Davinder Sethi          2,323,785       1750

        In addition the following other directors continued as such after the meeting: Richard C. Becker, Arthur V. Josephson, Bruce J.Rogow, David T. McKay, and Dr. Stanley J. Robboy.

Item 5 - Other Information

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

        4.20   Convertible Note issued to West Country Partners dated
               May 10, 1999

        4.21   Warrant issued to West Country Partners dated May 10, 1999

        4.22   Convertible Note issued to BSI SA dated May 14, 1999

        4.23   Warrant issued to BSI SA dated May 14, 1999

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



         August 16, 1999                      Richard C. Becker
_______________________________               ______________________
              Date                            Richard C. Becker
                                              Vice President
                                              Principal Financial Officer

                                 EXHIBIT 4.20
      Convertible Note issued to West Country Partners dated May 10, 1999


                         SECURITIES PURCHASE AGREEMENT


    This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of May 10, 1999 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner (the "Purchaser"), with its address at 1917 Brittany Park, Camarillo, CA 93012.

    WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Thirty Five Thousand Dollars ($35,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Fourteen Thousand (14,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

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


                                   ARTICLE I
             PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

    Section 1.01    Purchase and Sale of the Notes and Warrants.

        (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Thirty Five Thousand Dollars ($35,000) (the "Purchase Price").

        (b) The exercise price per share of the Warrant and the conversion price per share of the Note to be issued at the Closing shall initially be set at Two Dollars and Fifty Cents ($2.50).

    Section 1.02    Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on May 10, 1999 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

    [ x ]   (c) the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or

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

                                        PAMET SYSTEMS, INC.


Attest:__________________________       By:_____________________________
           Name:                            Name: David T. McKay
           Title:                          Title: President & CEO

Corporate Seal

                                    ____________________________________



                                    By:_____________________________
                                        Name: James S. Schmitt
                                       Title: General Partner,
                                              West Country Partners

No. L-010

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


                          CONVERTIBLE PROMISSORY NOTE

                         $35,000 Acton, Massachusetts

                                 May 10, 1999


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner ("Payee"), with its address at 1917 Brittany Park, Camarillo, CA 93012, the principal sum of Thirty Five Thousand Dollars ($35,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

    1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on May 9, 2001 (the "Maturity Date").

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

_________________________________
            (Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated:___________________________               ____________________________
                                                Signature of Noteholder


Dated:___________________________               ____________________________
                                                Signature of Transferee

                                 EXHIBIT 4.21
          Warrant issued to West Country Partners dated May 10, 1999


LW - 010

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


Void after 5:00 p.m. Eastern Standard Time, on May 9, 2004.


                       WARRANT TO PURCHASE COMMON STOCK

                                      OF

                              PAMET SYSTEMS, INC.


    FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing May 10, 1999, and prior to 5:00 P.M., Eastern Standard Time, on May 9, 2004, a total of Fourteen Thousand (14,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Thirty Five Thousand Dollars ($35,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

    This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

    1.  Exercise of Warrant.

    (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing May 10, 1999, and prior to 5:00 P.M., Eastern Standard Time, on May 9, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

    IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 10th day of May, 1999.


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


Dated ___________________   Signature__________________________

                              Address____________________________

                                     ____________________________

                                 EXHIBIT 4.22
             Convertible Note issued to BSI SA dated May 14, 1999


                         SECURITIES PURCHASE AGREEMENT


    This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of May 14, 1999 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and BSI SA (the "Purchaser"), a financial institution representing Mr. Pierre Bottinelli with its address at Via Magatti 2, 6900 Lugano, Switzerland.

    WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Three Hundred and Seventy Five Thousand Dollars ($375,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to One Hundred and Fifty Thousand (150,000) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

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


    ARTICLE I
    PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

    Section 1.01    Purchase and Sale of the Notes and Warrants.

        (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Three Hundred and Seventy Five Thousand Dollars ($375,000) (the "Purchase Price").

        (b) The exercise price per share of the Warrant and the conversion price per share of the Note to be issued at the Closing shall initially be set at Two Dollars and Fifty Cents ($2.50).

    Section 1.02    Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on May 14, 1999 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

                                           PAMET SYSTEMS, INC.


Attest:__________________________       By:_____________________________
           Name:                             Name:  David T. McKay
           Title:                            Title: President & CEO

Corporate Seal

                                         ____________________________________


                                        By:_____________________________
                                             Name:  Mr. A. De Angelis
                                             Title: First Vice President
                                                    BSI SA
                                                    Securities Administration

No. L-008

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


                          CONVERTIBLE PROMISSORY NOTE

                       $375,000    Acton, Massachusetts

                                 May 14, 1999


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to BSI SA ("Payee"), a financial institution representing Mr. Pierre Bottinelli with its address at Via Magatti 2, 6900 Lugano, Switzerland, the principal sum of Three Hundred and Seventy Five Thousand Dollars ($375,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

    1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on May 13, 2001 (the "Maturity Date").

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


_________________________________

_________________________________

_________________________________
            (Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated:___________________________           ________________________________
                                             Signature of Noteholder


Dated:___________________________           ________________________________
                                             Signature of Transferee

                                 EXHIBIT 4.23
                  Warrant issued to BSI SA dated May 14, 1999


LW - 008

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


Void after 5:00 p.m. Eastern Standard Time, on May 13, 2004.


                       WARRANT TO PURCHASE COMMON STOCK

                                      OF

                              PAMET SYSTEMS, INC.


    FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that BSI SA, a financial institution representing Mr. Pierre Bottinelli with its address at Via Magatti 2, 6900 Lugano, Switzerland, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing May 14, 1999, and prior to 5:00 P.M., Eastern Standard Time, on May 13, 2004, a total of One Hundred and Fifty Thousand (150,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Three Hundred and Seventy Five Thousand Dollars ($375,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and
(vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

    This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and BSI SA (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

    1.  Exercise of Warrant.

    (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing May 14, 1999, and prior to 5:00 P.M., Eastern Standard Time, on May 13, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

    IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 14th day of May, 1999.


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