Form 10QSB
period 1999-09-30
PAMET SYSTEMS INC
filed 1999-11-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30,1999

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                2,896,613
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        September 30, 1999 and December 31, 1998

        Condensed Statements of Operations
        for the quarter ended September 30, 1999 and 1998 and nine months ended
        September 30, 1999 and 1998

        Condensed Statement of Cash Flows
        for the nine months ended September 30,
        1999 and 1998

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                        September 30,  December 31,
                                                       1999        1998
                                                -------------  ------------
CURRENT ASSETS                                     (unaudited)

   Cash                                             $ 32,101   $  54,817
   Accounts receivable, net of allowance for
      doubtful accounts of $60,434 and factored
      receivables of $378,497                        430,709     418,229
   Accounts receivable, factored                      83,608     119,176
   Inventory, net of reserve of $15,000               56,882      50,254
   Prepaid expenses and other current assets          70,618      81,421

       TOTAL CURRENT ASSETS                          673,918     723,897

PROPERTY AND EQUIPMENT, net                          142,519     947,188
OTHER ASSETS                                           4,190       4,190
RESTRICTED CASH                                       80,000      28,534
NT DEVELOPMENT-NET                                   885,617     195,665

       TOTAL ASSETS                               $1,786,244  $1,899,474
                                                  ==========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Line of credit, vendor                             90,235  $  169,934
   Mortgage note payable                                 ---     479,743
   Due to factor                                         ---      65,980
   Accounts payable, trade                           686,403     787,764
   Accounts payable, related party                     6,320      20,513
   Accrued expenses                                  393,107     265,267
   Notes payable-related party                       175,000         ---
   Deferred software maintenance revenue             621,498     295,669

       TOTAL CURRENT LIABILITIES                   1,972,563   2,084,870

LONG TERM DEBT, less current portion               1,560,000   1,050,000
UNEARNED SUPPORT REVENUE                                 ---       3,802
DEFERRED GAIN, sale of 1000 Main Street              289,597         ---

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 2,896,613 issued and outstanding      28,966      25,455
   Additional paid-in Capital                      5,959,352   5,306,924
   Accumulated deficit                            (8,024,234) (6,571,577)

       TOTAL STOCKHOLDERS EQUITY                  (2,035,916) (1,239,198)

       TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY                        $1,786,244  $1,899,474
                                                  ==========  ==========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  ------------------      -----------------

                                  1999       1998         1999        1998

Net sales                      $530,907   $597,429  $1,503,291   $2,098,896
Cost of product                 184,628    220,475     568,465      937,875
                                -------    -------   ---------    ---------
                                346,279    376,954     934,826    1,161,021

Operating expenses:
  Personnel costs               344,766    317,688   1,024,904    1,039,361
  Rent, utilities & telephone    46,061     39,287      92,813      103,602
  Travel and entertainment       37,169     22,575      99,255      124,203
  Professional fees              26,162     61,705     135,869      201,944
  Depreciation                   20,398     20,703      61,456       57,936
  Research and development      110,571     71,116     557,619      446,932
  Other operating expenses       63,140     78,568     216,712      263,231
                                -------    -------   ---------    ---------
Total operating expenses        648,267    611,642   2,188,628    2,237,209
                                -------    -------   ---------    ---------

Income(loss) from operations  (301,988)  (234,688)  (1,253,802)  (1,076,188)

Interest income(expense), net  (75,623)   (48,458)    (198,854)    (108,319)

Net income (loss)            $(377,611) $(283,146) $(1,452,656) $(1,184,507)
                               =======    =======    =========     =======

Earnings(loss) per
common share                    $(.13)      $(.11)       $(.50)       $(.47)
                                 =====      =====        =====        =====

Shares used in computing     2,896,613  2,545,500    2,896,613   2,545,500
  earnings per share



          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                  Nine Months Ended
                                        September 30,1999 September 30,1998
                                        ----------------- -----------------

Cash flows provided by (used in)
 operating activities:

 Net income/(loss)                           $(1,452,656)    $(1,184,507)

Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization                   61,456          57,936
  Capitalized software development costs        (689,952)       (112,326)
  Gain on sale of 1000 Main                       (6,481)            ---
  Change in assets and liabilities:
  (Increase) Decrease in accounts receivable     (12,480)         40,687
  (Increase) Decrease in accounts receivable,
     factored                                     35,568         (67,963)
  (Increase) Decrease in inventory                (6,628)         60,876
  (Increase) Decrease in prepaids and
     other current assets                         10,803         (67,820)
  (Increase) in other assets and restricted
     cash                                        (51,466)         (4,715)
  (Decrease) in due to factor                    (65,980)            ---
  Increase (Decrease)in accounts payable        (101,361)        172,400
  (Decrease) in accounts payable,
     related party                               (14,193)            ---
  Increase in deferred software
     maintenance revenue                         322,027         125,980
  Increase in accrued expenses
    and other current liabilities                127,840          27,711

                                               ---------       ---------

      Total adjustments                         (390,847)        232,766

      Net cash provided by (used
       in) operating activities               (1,843,503)       (951,741)

Cash flows from investing
 activities:

  Expenditures for property and equipment        (47,555)        (80,241)
  Proceeds from sale of 1000 Main              1,086,845             ---
                                               ---------       ---------

     Net cash used in investing activities     1,039,290         (80,241)

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Nine Months Ended
                                        September 30,1999 September 30,1998
                                        ----------------- -----------------

Cash flows from financing activities:

  Payment of first and second mortgage          (579,743)       (12,009)
  Net change note payable
      related party                              175,000        407,561
  Net change line of credit-vendor               (79,699)        71,895
  Proceeds from second mortgage                  100,000            ---
  Issuance of capital stock                      655,939        531,455
  Proceeds from long term convertible
    promissory notes                           1,110,000            ---
  Conversion of convertible promissory notes
     to capital stock                           (600,000)           ---
                                                 -------       --------

      Net cash provided by
       financing activities                      781,497        998,902

  Net increase (decrease) in cash                (22,716)       (33,080)

  Cash and cash equivalents at                    54,817         40,522
   beginning of period

  Cash and cash equivalents at
    end of period                              $  32,101       $  7,442
                                                 =======         ======



  Supplemental disclosure of cash
    flow information:
    Cash paid for interest:                       49,171        $41,617


  Supplemental disclosure of non-cash
    operating activities:
    Inventory lost on insurance settlement           ---            ---
    Net book value of fixed assets lost on
     insurance settlement                             --             --




          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine month periods and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage on Corporate Training, Development and Headquarters
         Facility

      On April 21, 1992 the Company consummated an agreement with the Lexington Savings Bank of Lexington, MA. to mortgage the Company's development, training and headquarters facility, located at 1000 Main Street, Acton, Massachusetts. The original principal amount of the mortgage was $560,000. In October 1997 the note was extended for a one year term through October 21, 1998 with monthly payments $5,423.00 determined according to a twenty-year amortization period including interest at 10.0%. Lexington Savings Bank's parent company, Affiliated Community Bankcorp, was purchased by UST Corp., the parent company of US Trust, in August 1998. The mortgage was not renewed in October 1998.

The Company entered into a second mortgage agreement on June 16, 1999 with Area Realty, LLC, the eventual buyer of the building, for $100,000 at 11% per annum. The principal and accrued interest were to be repaid in one payment on the earlier of December 31, 1999 or the date upon which the building was sold by the Company to Area Realty, LLC.

On August 6, 1999 the Company sold the facility to Area Realty, LLC for $1,150,000 and signed a lease back agreement with the buyer for seven years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 in a restricted savings account. The balance on the first and second mortgages and all accrued interest were paid in full at the time of the sale. Subsequent to the sale of the building, the company received the funds from the first mortgage compensating balance account from US Trust

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


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

    Although revenues for the three month period ended September 30, 1999 and the nine month period ended September 30, 1999 are 11.1% and 28.4% less than 1998 levels respectively, management believes that the third quarter shows a shift back to the Company's principal products as a result of the release of the NT based systems. Systems revenue in the third quarter represented 30.7 % of total sales compared to 15.2% of sales year to date and 15.2% and 16.3% for the comparable 1998 periods. In response to the market demands for a complete Microsoft operating environment, the Company began rebuilding its products on the NT platform late in 1997 and during the third quarter completed production releases of PoliceServer NT, FireServer NT and CADServer NT, which incorporate all of the core functionality of the older VMS products as well as new enhanced functionality. Since the introduction of the NT product suite, Pamet has received awards exceeding $1.1 million from six new customers for the NT based products, including three large installations which will be phased in over several months. In addition to the sales of the new customer systems, four current customers will be "early adopters" of the new NT based products. The Company has invested over $2,100,000 to date developing what management believes is one of the only fully integrated native NT suites of public safety applications available in the market. Pamet's system architecture offers dispatch and records management which allows for the integration of tools for query, mapping, imaging, field reporting, investigation management, 'live scan' fingerprinting, and wireless communications. Support revenues have continued to increase as the customer base continues to grow. Revenue from companion products, (MDT's, ImageServer, QueryStation) has shown some decline as the current customer base looks to upgrade their dispatch and records systems. The Company believes that its record management (PoliceServer NT and FireServer NT) and computer-aided dispatch (CADServer NT) systems will generate a significant portion of the Company's revenue in the future.

The Company continues to believe that there are significant market opportunities based on the federal Crime bill funding expected in 1999 and beyond, the establishment of E911 centers, heightened emphasis on crime prevention and control in most communities, and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources. The Company has also seen increased emphasis on the coordination of public safety systems among neighboring towns, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.


Three Months Ended September 30, 1999 vs.
    Three Months Ended September 30, 1998

    Net sales for the three month period ended September 30, 1999 (the 1999 period) decreased 11.1% to $530,907 from $597,429 for the three month period ended September 30, 1998 (1998 period). However, system revenues for the 1999 period represented 30.7% of sales as compared to 17.8% of sales in the 1998 period reflecting a possible shift in the mix of the Company's product sales with the production release of the NT product line. During the 1998 period the Company installed a large county wide multi-agency system in Tennessee which included PoliceServer NT, CADServer NT, Query and Imaging, as well as a PoliceServer NT and Imaging system in Connecticut. Revenues for the 1999 period also included three new Mobile systems and one Imaging system. In addition customers continued to increase the number of mobile units being used as funds became available. The revenues for the 1998 period were comprised of four new Imaging systems, one new Mobile system, and one JailServer system. Support revenues increased 23.4% to $178,669 for the 1999 period from $144,910 for the 1998 period reflecting the increase in the customer base from the 1998 period. Cost of product decreased 16.3% or $35,847 to $184,628 for the 1999 period from $220,475 for the 1998 period. The resulting increase in gross margin from 63.1 in the 1998 period to 65.2% in the 1999 period reflects improved margins on Mobile sales, the increase in system sales and continued favorable margins on increasing support revenues. The improved margins also reflect the increased use of state bid list contractors as a procurement vehicle.
These contractors partner with the Company and provide off the shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. Although this arrangement reduces total revenues to the Company, by not selling the lower margin hardware, it increases the overall margins for the Company.

    Operating expenses, net of capitalized software development costs, showed a moderate increase of $36,625 or 6.0% to $648,267 for the 1999 period compared to $611,642 for the 1998 period. However gross expenses including capitalized software development costs increased 32.9% to $962,228 for the 1999 period from $723,972 for the 1998 period. Gross research and development expenditures in the 1999 period showed a 131.4% increase over 1998 levels reflecting the addition of inhouse and contract engineers, the continued use of outside developers for the NT products, and the increased deployment of inhouse staff to the NT development program. During the development cycle of the NT products, the Company has continued to use outside resources to accomplish product development goals while minimizing the long-term financial commitments of the Company. As the products have reached production release, the internal resources of the Company have been focused on the completion of development and testing and the smooth installation of the initial NT sites. The Company has also focused on hiring the internal technical resources necessary for ongoing support of the NT product suite. NT development will continue through the remainder of 1999. Amortization of these development costs will begin in the first beginning of 2000 as the design is completed.

     As a result of the increased deployment of internal resources to research and development, net personnel costs reflected a moderate increase of 8.5% to $344,766 in the 1999 period from $317,688 in the 1998 period. However gross personnel costs, including those allocated to research and development, increased 50.9% to $516,835 for the 1999 period compared to $342,514 for the 1998 period. These additional resources and the associated expenses are focused on the development, testing, and documentation of the NT product and the implementation of a cohesive sales and marketing effort supporting the introduction and sale of the NT suite of products. These projects have been completed and the Company is using internal resources to document the NT suite of products. Also during the 1999 period, salary increases and bonuses were awarded to employees based on evaluations of personal performance and incentive compensation accruals were recorded based on estimates of Company performance versus plan. In addition, as the Company builds a dedicated sales group, commission costs will also continue to increase. Rent, utilities and telephone increased 17.2% to $46,061 for the 1999 period from $39,287 for the 1998 period due primarily to the increased rent expense associated with the sale and leaseback of the headquarters building offset by reduced telephone expenses resulting from negotiating more favorable long distance rates and the reduction in office space and telephone costs in the Maitland office.  Travel and entertainment expenses increased 64.6%
to $37,169 for the 1999 period from $22,575 for the 1998 period. This increase reflects the increase in sales and marketing travel coinciding with the release of the new products and the costs of installation and support of sites outside the Northeast. Professional fees decreased 57.6% to $26,162 for the 1999 period from $61,705 for the 1998 period, primarily due to the reduction in consulting fees associated with updating and improving existing product documentation and assistance with the equity
funding program.    In addition, legal fees incurred during the quarter
were substantially less than the 1998 period as the Company engaged is less capital raising activities in the 1999 period. Depreciation expense remained relatively flat at $20,398 for the 1999 period compared to $20,703 for the 1998 period as decreased building depreciation resulting from the sale of the headquarters facility was offset by increases in amortization of application software. Other operating expenses decreased 19.6% to $63,140 for the 1999 period from $78,568 for the 1998 period primarily due to decreases in COPSMore grant seminar expenses offset by increases in spending for marketing brochures and tax penalties.

    Net interest expense for the 1999 period was $75,623 compared to $48,458 for the 1998 period. This reflects the increased interest associated the Company's receivables financing agreement with Silicon Valley Bank and the accrued interest expense associated with the Company's convertible debt which was somewhat offset by decreased use of working capital loans from directors


Nine Months Ended September 30, 1999 vs
    Nine Months Ended September 30, 1998

    Net sales for the nine month period ended September 30, 1999 (the 1999 period) decreased $595,605 or 28.4% to $1,503,291 from $2,098,896 for the nine month period ended September 30, 1998 (the 1998 period). The decrease in sales reflects a significant reduction in sales of the Company's VMS systems and Mobile and Imaging companion products as current customers anticipate funding migration to the NT suite of products with available resources. In addition, a significant number of Mobile customers in Massachusetts purchased their hardware components of the product directly from the state bid list which reduces total revenue on these systems. Partially offsetting these decreases were increases in support revenues as a result of the increased customer base and in the sale of the Mapping product. Cost of product decreased 39.4% to $568,465 for the 1999 period from the $937,875 for the 1998 period resulting in an increase in gross margin from 55.3% in the 1998 period to 62.2% in the 1999 period. Margins improved during the 1999 period on the Company's Mobile,Imaging, Query, and Mapping products. One of the major reasons for the improvement in Mobile margins is customers purchasing their hardware from the state bid list thereby increasing the higher margined software component of these sales, as described above. Offsetting these margin increases were declines in the margin on software support as the Company purchased support contracts for its customers for third party software sold as part of the Company's Mobile and Query products.

    Net operating expenses decreased $48,581 or 2.2% to $2,188,628 for the 1999 period compared to $2,237,209 for the 1998 period. However gross operating expenses, including capitalized development costs of $689,952, were $2,878,580, an increase of $529,046 or 22.5% over the 1998 level. The significant increase in gross expenses can be attributed to research and development expenditures on the NT product suite. Although net personnel expenditures decreased $14,457 or 1.4% as spending for internal resources deployed to support the development, testing, documentation, and training programs for the NT suite of products was allocated to research and development, gross personnel expenses before transfers to development increased from $1,114,108 in the 1998 period to $1,428,065 in the 1999 period, an increase of 28.2%. This increase reflects additions in engineering, technical writing, and sales areas. These resources were added to support the on time release and ongoing support of the NT products, their introduction to the marketplace, and the anticipated increase in the level of business in the future.

  Rent, utilities and telephone expenses decreased $10,789 or 10.4% to $92,813 for the 1999 period from $103,602 for the 1998 period. This increase is associated with the sale and leaseback of the headquarters building during the third quarter of 1999. Offsetting the increase in rent was a significant decrease in telephone expense resulting from the renegotiation of long distance telephone rates. Travel and entertainment expenses decreased 20.1% to $99,255 for the 1999 period from $124,203 for the 1998 period. During the 1998 period, the Company experienced considerable travel associated with integrating the employees from the Southeast region into the corporate organization and a significant increase in sales and marketing initiatives outside the Northeast including attendance at trade shows and the COPS MORE 1998 grant seminars. As the dedicated resources in the Southeast region have been trimmed during 1999,
travel expenses have been significantly been reduced..   Professional fees
decreased 32.7% to $135,869 for the 1999 period from $201,944 for the 1998 period due to the decreases in the Company's consulting and legal expenses. One time consulting expenses were included in the 1998 period for product documentation services, financial consulting, and implementation of a new financial systems. In addition, legal fees for the 1999 period were reduced due to the curtailment of capital raising activities commencing early in the year. Depreciation expense increased $3,520 or 6.1% in the 1999 period to $61,456 from $57,936 for the 1998 period reflecting upgrades of the Company's computer equipment and the purchase of utility software Other operating expenses decreased 17.7% to $216,712 for the 1999 period from $263,231 for the 1998 period. This decrease can be attributed to a reduction in spending for COPSMore grant seminars and office supplies that was somewhat offset by increases in marketing brochures and tax penalties.

    Net interest expense was $198,854 for the 1999 period compared to $108,319 for the 1998 period. This increase reflects the interest and fees associated with the receivable financing agreement with Silicon Valley Bank, the accrued interest associated with the convertible debt financing acquired in during the fourth quarter of 1998 and the first half of 1999 and the usage of working capital loan commitments from directors.


Liquidity and Capital Resources

    The Company's working capital improved to a deficit of $(1,298,645) at September 30, 1999 from a deficit of $(1,360,973) at December 31, 1998. Although the working capital position should have improved considerably during the third quarter of 1999 as a result of the sale of the headquarters facility, this improvement was offset by the reduced sales volume and the continued high level of investment in the NT product and its production release during the quarter. On August 6, 1999 the Company sold the headquarters building for $1,150,000 and entered into a 7-year leaseback agreement with the buyer. The triple net lease on the building is at $13.46 per gross square foot of the building (12,984 square feet) or $174,764.64 per year. The lease includes a provision for the second through seventh for rent increases based on the Consumer Price Index for Urban Wage Earners and Clerical Workers (CPI-W) Boston, Mass not to exceed a cap of three percent compounded per annum from the base rent. During the first three years of the lease, the base rent will be reduced by $1,567 per month or $18,804 per year. The net cash generated after all expenses including legal fees and commissions was $512,026, of which $80,000 is being held by the buyer in a restricted savings account.

     During the first nine months of 1999, the Company also secured $760,000 of additional financing in the form of long-term convertible debt, converted $600,000 of long-term convertible debt to equity, increased and extended a short-term $250,000 vendor line of credit to a two-year $350,000 convertible promissory note, and received $300,000 in loan commitments from directors of which $175,000 is currently outstanding. In general, the outstanding long-term convertible debt funding accrues interest at 11%, has a two year term, carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $1.45 to $2.75, and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at an exercise price of $2.50.

     Cash decreased to $32,101 at September 30, 1999 from $54,817 at December 31, 1998. Accounts receivable increased to $430,709 at September 30, 1999 from $418,229 at December 31, 1998.

     Although the Company believes that it has the resources necessary to fund the completion of the NT development program, working capital to fund future growth remains a focus and concern of management. The funding received in the first half of 1999 coupled with the proceeds from the sale of the headquarters building during the third quarter of 1999 ensured that the Company was able to complete the major portions of the NT development in the third quarter of 1999. The Company believes that sales of the current products and the newly released NT product suite, unused lines of credit from directors, the expected conversion of some warrants and the funds from the sale of the building, and the private placement funding already received will support continued operations through the end of the year. Backlog at November 10, 1999 was $1,100,000, which is the ; highest backlog in the Company's history. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

     As of September 30, 1999, the Company had accumulated approximately $7,800,000 of federal net operating loss carryforwards that expire beginning in the year 2004. In addition, the Company has state net operating losses to carryforward of approximately $4,800,000 which expire between the years 1999 and 2003. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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



         November 12, 1999                    Richard C. Becker
_______________________________               ______________________
              Date                            Richard C. Becker
                                              Vice President
                                              Principal Financial Officer