Form 10KSB
period 1999-12-31
PAMET SYSTEMS INC
filed 2000-04-14
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from ____  to  _______

Commission File No. 1-10623

                               Pamet Systems, Inc.
                  ____________________________________________

                 (Name of small business issuer in its charter)

       Massachusetts                                    04-2985838
 ______________________________                    _____________________

(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     1000 Main Street
     Acton, Massachusetts                                01720
 ______________________________________            _____________________
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number   (978) 263-2060
                            ----------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                         Name of each exchange
   Title of each class                                   on which registered

           none                                                 none
   --------------------                                  ---------------------
     (Title of Class)


Securities registered pursuant to Section 12(g) of the Exchange Act:


                       Common Stock $.01 par value
                       ____________________________
                           (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X   No
                                                         ______   ______

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                               [ ]

The issuer's revenues for its most recent fiscal year were  $2,413,225
                                                            ----------
The aggregate market value of the registrant's common stock held by non-affiliates of the Company, based upon the average of the closing bid and asked prices on April 11, 2000 was $8,186,042.
                                   ----------
The number of shares outstanding of the registrant's common stock, as of April 11, 2000 was 3,834,282 shares.
             ---------

Documents included by reference: If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1999, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.

PART I

Item 1.  Business

         This Form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: market expectation for the NT operating environment; customer acceptance of the Company's NT products; building a sales and marketing initiative; growth potential in the year 2000; the acceptance of the Investigator's Toolkit; ability to integrate Imaging into the Mobile product; law enforcement trends regarding E911; adequacy of NT security to prevent tampering; current and ongoing compatibility with federal standards; adequacy of funding and corporate infrastructure to complete the NT development and support operations and anticipated growth; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views.
These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as problems in the development of the NT products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly forward-looking statements for any reason even if new information becomes available or other events occur in the future.

        Pamet Systems, Inc. (the "Company" or "Pamet Systems") develops, markets and supports computer software for organizations in the public safety and criminal justice sectors. The Company's products automate the acquisition, storage, processing, retrieval and communication of information for these organizations. The Company's customers include law enforcement agencies, fire fighting agencies, and corrections facilities.

        The Company's principal product for the law enforcement market is PoliceServer, a fully integrated information management system, which was totally redesigned and upgraded to the Windows NT platform in 1999. This redesign changes the Company's entire NT suite of products, which includes PoliceServer NT, FireServerNT and CADServer NT products, to a new Windows user interface and completely redesigned backend database.

        PoliceServer NT provides law enforcement agencies with the full spectrum of information-related functionality needed for agency operations and management. Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester, Massachusetts Police Department and other agency types such as the University of Massachusetts Police Department, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police Department, and the McMinn County Tennessee Sheriff's Office. Capabilities of PoliceServer NT and its associated modules include criminal records management, department management, and advanced reporting. Designed to accommodate a wide diversity of agency types, PoliceServer NT is both easy to learn and to use. PoliceServer NT automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state Criminal Justice Information Systems, and the National Crime Information Center. The Company also provides interfaces with systems for digital imaging, mobile/remote access, and the scanning and identification of fingerprints. These systems went into production environments in the last quarter of 1999.

        FireServer NT provides equivalent functionality for fire fighting agencies. An upgraded, Windows NT version was completed during 1999, with the first implementation beginning in the first quarter of 2000. The fire records capability provides fire departments with data on structures, fire suppression plans, inspections data, and hazardous materials.

        CADServer NT (Computer Aided Dispatch), designed with a "look and feel" similar to that of the PoliceServer NT and FireServer NT, was also developed in 1999 in order to support integrated E911 dispatch centers. The new CADServer NT went into live operation during the fourth quarter of 1999 and will be marketed as a separate product, rather than offered as a component of the police or fire records management system, as it was in earlier versions.

        The installation of the core products in the reference sites that use Microsoft NT Server and a Windows graphical user interface completes a two year development process and leaves the Company poised for the year 2000.

The Company also offers several companion products.

* The Mobile module is a mobile terminal that allows fully integrated communications with a department's internal system as well as other local, state and federal databases. Mobile improves officer efficiency, allowing the departments to realize cost savings, increase officer safety, and enhance community policing efforts. Sales of the Mobile product accounted for nearly 40% of total revenue in 1999, as agencies used "COPSMore 98" funding to procure these systems.
* Imaging is a digital image capture, storage and printing system.
* Mapping module displays maps for dispatchers and creates pin maps for crime analysis.
* The Advanced Reporting module facilitates the creation of both standard and ad-hoc reports from data in the PoliceServer NT database.
* JailServer provides corrections facility staff with the ability to capture, track, and report a wide variety of data related to inmates.
* Investigator's Tool Kit extends the Company's expertise into a laptop based crime scene tool kit, which may be used in a stand-alone configuration or in a dockable mode. The product is the result of a three-year joint venture between the Company and Hanahan Computer Designs that was announced in October, 1999. Investigator's Tool Kit is currently sold in the state of Connecticut and will be offered in other markets beginning in early 2000.

        The Company believes that the level and quality of its customer support is vital to continuing customer satisfaction and the long-term success of the Company. The Company has established a strong history of responsiveness to customer requirements and a high level of support, which have resulted in a loyal customer base. The Company provides product enhancements and customer support services under an annual maintenance program. Annual fees are based on a percentage of the price paid for the licensed software products. Historical renewal rates for annual maintenance for the Company's products have been in excess of 99%.

        The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The Company also maintains a customer support center in Maitland, Florida, currently serving principally JailServer customers. The standard customer support service provides access during business hours Monday through Friday, with a 24-hour, 7-day customer service option.

        As of December 31, 1999, the Company had installed PoliceServer in 105 police departments, FireServer in 29 fire departments, JailServer in 5 institutions, Imaging in 46 departments, Mobile in 45 departments, Advanced Reporting in 29 departments, and the Mapping module in 5 departments. These installations are located in 10 states in the Eastern and Southeastern U.S.

        In the 12 month period ended December 31, 1999 a significant portion of sales to police departments was funded by federal grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime
Bill) designed to provide automation grants to law enforcement agencies. This grant program is expected to continue through 2000. In general, however, the long lead-time and uncertainties of selling to the governmental sector continue and will continue to result in volatility in sales and cash flow. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

        The Company was incorporated in Massachusetts on November 24, 1987 by Dr. Joel B. Searcy.

        PoliceServer, PoliceServer NT, FireServer, FireServer NT, JailServer, and CADServer NT are trademarks of the Company.

        The Company's principal executive offices are located at 1000 Main Street, Acton, Massachussets 01720.


Business of the Company

        Public safety agencies are paper-intensive organizations, which manage large amounts of information in their day-to-day activities. These agencies must collect, process, file and retrieve such information quickly, conveniently and cost effectively. Traditionally, police and fire departments have performed these tasks manually, resulting in significant resources and man-hours being spent processing and locating documents in large, sometimes haphazardly maintained, filing systems. Critical information can be inadvertently lost or misfiled and can only be accessed by one person at a time. In an attempt to more efficiently manage information and to improve personnel productivity and response time, many public safety agencies have computerized certain aspects of their business practices.

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

        The Company continues to believe that the market for the computer systems it provides continues to be positioned for growth due to a number of major factors. The first factor was the passage of the 1994 Crime Bill which has allocated more than $33.0 billion of funding for police and prison agencies over the first five years of the grant program, of which over $1.0 billion has been targeted for the automation of police agencies. Approximately $1.0B has been allocated for automation thus far under the 1994 Crime Bill. In 1999 an additional $330M was allocated to automation as part of a follow-on Community Policing bill. Although the majority of the funding from the 1994 and the follow-on Crime Bills has been earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be "put back on the street". The Company has designed and implemented a series of seminars to provide departments with the information necessary to demonstrate the cost effectiveness of the Company's products to enable them to obtain grant monies. The second factor is E911 systems currently being established around the country that require 24 hour dispatch centers for police, fire and EMS departments. Many smaller communities have not been able to afford to staff a dispatch center 24 hours a day. This has led to the establishment of regional dispatch centers serving a number of communities. This regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently six regional dispatch centers in Massachusetts, Georgia and Tennessee use the Company's product for this application. The third factor is the growing trend toward the use of mobile technologies. The last factor is the focus of many departments and municipalities to modernize their computer resources to standard Windows based applications. Given its existing product base and the completed redevelopment of the PoliceServer NT and FireServer NT on the NT platform, the Company believes that it is well positioned to meet these needs with its suite of new NT based products.

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


Products

        General: In an effort to meet the demands of its market, which consists of approximately 15,000 police departments and 5,000 fire departments nationwide, the Company has not only developed proprietary software but also offers its customers complete systems. The Company provides the customer with software, training, support, installation and initial maintenance for its products for an all-inclusive price. The Company also sells hardware upgrades and supplies.

        The Company has developed and actively markets a series of integrated software products: PoliceServer NT, a management information system for police departments; FireServer NT, a management information system for fire departments; CADServer NT, a real time automation product for Communication and Dispatch Centers; Imaging, an image capture, storage, and printing system; Mobile, a mobile computer allowing fully integrated communications with the department's internal system as well as other local, state and federal databases; a Mapping system for dispatchers and crime analysis; the Advanced Reporting module for creating reports with data in the PoliceServer NT and FireServer NT database; and JailServer, an information management tool for corrections facilities with the capability to capture, track and report data on inmates. The Company owns the full and exclusive rights to the PoliceServer, FireServer, Imaging, Mapping and JailServer products. The Mobile product incorporates technology licensed from Cerulean Technologies.

        Before 1998 the Company's software was developed to run on the Digital Equipment Corporation's Open VMS(R) operating system together with character-based terminals or personal computers emulating character-based terminals. Due to customer demand for software utilizing Graphical User Interface (GUI) displays and low cost servers, the Company began in 1997 re-developing its software for Windows NT(R)-based servers and Windows(R)
95, Windows(R) 98, and Windows NT(R) client Personal computers. The first NT-based system was shipped in 1998, and the Company believes that the bulk of its new customer sales will be for the NT-based product line. The Company completed the Windows NT versions of PoliceServer and FireServer in 1999. The Imaging, Mobile, Mapping system, Advanced Reporting and JailServer products have always been Windows PC-based products. The Company has committed to fully support the existing VMS customers for 3 years to give them an adequate window of time to budget and plan for the migration to the Company's suite of NT products. Some of the Company's computer systems are considered turnkey and can include networked personal computers, networking equipment, printers and bundled proprietary software, all of which the Company purchases from other companies and sells to the Company's users.

        PoliceServer NT: PoliceServer NT is part of a comprehensive suite of law enforcement applications software that performs the clerical and record keeping functions necessary for police department operation. PoliceServer NT includes an incident reporting function, which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits.
The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. In addition, the system provides access to the Federal Government's CAMEO(R) (Computer Aided Management of Emergency Operations) Hazardous Materials or database. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, property, equipment, and vehicle maintenance.

        PoliceServer NT automatically cross-references and updates all appropriate files in the data base. This feature eliminates the need for repetitive input, saves people-hours, and ensures the timely and consistent updating of police records. The system provides multiple levels of security controls, which the Company believes limit the likelihood of tampering with police records.

        An important feature of PoliceServer NT is ease of use. Current customers find the system easy to learn and operate. PoliceServer NT is designed to be used by any member of the department to expedite the handling of departmental paperwork. PoliceServer NT eliminates much of the manual process, replacing it with a series of simple interactive entry screens. Computerizing these processes reduces paperwork, ensures more accurate data entry, and makes information available more rapidly to other members of the police department.

        FireServer NT: FireServer NT relies on the design approach taken with the PoliceServer NT and performs a number of similar functions. Like PoliceServer NT, the FireServer NT system assists in the logging and reporting incidents, as well as providing access to the CAMEO Hazardous Materials database. In addition, FireServer NT permits a dispatcher using CADServer NT to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data; identification of any permits, inspection violations or hazardous material at the site; and identification of individuals with special needs known to reside at the incident address. FireServer NT's other functions create and maintain records with respect to hydrant location and history; permits; inspections; violations; street box and building alarm systems; personnel; payroll; property; equipment; and vehicle maintenance.

        CADServer NT: CADServer NT, designed with a "look and feel" similar to that of the PoliceServer NT and FireServer NT, was also developed in 1999 in order to support integrated E911 dispatch centers. CADServer NT enables a dispatcher to have immediate access to all pertinent information that is necessary to safely and efficiently administer a call or incident. The dispatcher has an overview of all the incidents that are current as well as all the units in his or her control. In addition, the system will display the required units that should be dispatched to an incident and will continue to update the status as changes occur.

        JailServer: JailServer is an integrated technology solution utilizing barcode and video imaging technologies to ensure effective collection, processing, and output of information for correctional institutions. JailServer modules include tracking of inmate booking, arrest, housing, trusts accounting, medical, commissary, property, and visitation.

        Imaging: Imaging is an image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.) and document imaging. The product is fully integrated with the PoliceServer NT, FireServer NT and will be integrated with the Mobile system during 2000. It supports unlimited numbers of images connected to Master Name File entries. Images can be captured using digital cameras, video cameras and scanners. Incident or accident related images can be stored as part of the PoliceServer NT or FireServer NT databases and are related to incident reports, arrests or other investigations. Images can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve.

        Mobile: Mobile data terminals (MDT's) are fully integrated companion products to the Company's other products. Based on the private branding agreement with Cerulean Technologies, the Company is able to offer a mobile data product that has many of the "Best in Class" mobile data capabilities. The MDT is a laptop PC mounted in a patrol car or carried as a briefcase, together with wireless communications equipment. The product allows communications from car to dispatch, car to car, as well as access into the files in the PoliceServer NT or FireServer NT databases and many government information systems. In addition all messages are fully encrypted and many officer safety and alarm features are standard in the product. This system increases officer efficiencies and minimizes the need for the officer to return to the station. This system has also served to increase the police presence on the street, due to the fact that an officer, in the cruiser, has a link to the state CJIS information system and full access to all of the information in the entire PoliceServer system.

        Mapping System: The Mapping module allows the dispatcher to view maps of street addresses, incident locations and building floor plans. It also can be used to create pin maps showing the location and concentration of crimes and other events, such as traffic accidents. The Mapping system can also assist in the early identification of crime patterns.

        Advanced Reporting: The Advanced Reporting module allows analysts to run a fully integrated report writer, Crystal Reports from Seagate Software, against the PoliceServer NT or FireServer NT databases. This can be used to create standard reports or run ad hoc queries using the tremendous volume of operational data captured during the day-to-day operations of a department.

        Product Pricing: Complete systems including software, training, one year's hardware maintenance (provided by the hardware vendor when hardware is provided), and six months of software support and update service, including a warranty against defects in the software, have sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. Pricing of the FireServer NT base product is priced at about one half that of the PoliceServer NT package for an entry level system. The majority of FireServer NT or the VMS FireServer systems in operation utilize the same computer as the PoliceServer NT or VMS PoliceServer systems in that municipality.

        In addition to revenues generated by sales of the PoliceServer NT, FireServer NT, CADServer NT, JailServer, Imaging, Mapping, Advanced Reporting, Mobile and software support fees, the Company generates operating revenues from the sale of services such as system performance evaluation and tuning, as well as consulting on system design. Additional revenues come from sales of miscellaneous supplies, accessories and training.


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

        The Company generally concentrates its marketing efforts on the police departments using the integrated PoliceServer NT, CADServer NT, Imaging, Mapping, Advanced Reporting and Mobile systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products. The expanded use of E911 will add greater focus to the latter strategy. In county sheriff departments, JailServer is offered to round out a comprehensive information system.

        The Company customizes its software by state, so that each state's prescribed reporting forms can be printed in accordance with such state's requirements. In addition, the Company's software allows users to customize their reporting forms to their particular specifications.

        With the encouragement of the Company, active, independent user groups, consisting of the police departments using PoliceServer and PoliceServer NT and fire departments using FireServer and FireServer NT, have developed. Any department participating in the Company's annual support and update service may attend its group's monthly meetings. Currently there are three police groups, one in each region, and one fire group, which is in the Northeast. Since each department uses identical software, the users are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications, and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to recommend the Company's products to prospective customers. The Company relies on the groups to determine the direction and development of updates or enhancements to be made to the software.

        The Company's strategy is to continue to expand its current distribution approach by focusing in those states where the Company has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams. The Company has recently added a Vice President of Marketing and a Vice President of Sales who together will lead these efforts.

        The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 2000, the Company has customers in Massachusetts, Connecticut, Rhode Island, Ohio, Florida, Georgia, Indiana, New Hampshire, Tennessee, and Kentucky.

        The Company markets its products in the New England area as well as in two additional regions of the country. The Company established an office in Maitland, Florida to support sales activities in the Southeastern states. Marketing for the Midwest part of the country is now being coordinated through the Company's headquarters in Massachusetts.


Competition

        The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country who offer competing products on personal computers to agencies in the Company's target markets. There are also some medium sized companies that have a national marketing presence. The Company's management believes, that although it will not be the only supplier, it will be one of a small group of vendors providing an internally developed integrated NT based suite of public safety products.

        The Company expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

        The principal competitive factors that exist in the public safety software business are price, ease of use, reputation relative to support and design sophistication. Management believes the competitive advantages of the Company's products include sophisticated capabilities and relative ease of use within a fully integrated software suite, a complete native NT designed set of products, and its consistent high level of customer satisfaction.


Principal Suppliers

        The Company also purchases Personal computers, networking equipment and peripherals and operating system software and databases from a number of manufacturers and suppliers. The Company acquires it mobile data software from Cerulean Technologies, Inc. Cerulean Technologies sells the products to the Company at a discount and the Company resells them at the Cerulean list price. Products similar to the Cerulean product are available from a number of other suppliers.


Customers

        The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Company has installed six systems in the lower Midwest Region, which is composed of the states of Ohio, Indiana, and Kentucky and has installed nineteen systems in the Southeast Region, which is composed of Georgia, Tennessee, and Florida.

        In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Company's dependence on any one customer. During 1999 the sales to one customer, the Stratford Police Department accounted for 12.3 % of annual sales.


Licensing and Support

        The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

        Support and update service for the original VMS products is priced at 14% of the cost of the software package per year after the initial six-month warranty period. The support and update service for the NT products is priced at 19% of list price at time of purchase after a six-month warranty period. Current VMS customers who convert to the NT product will receive the NT software at no charge but will be charged 19% of the current list price of the NT product for support commencing on the date of conversion. The migration of customers from the existing product to the NT product is being done at no software cost to the customer to protect the customer's investment in Pamet Systems. Pamet Systems will offer them an optional migration service which includes data conversion and training that will range from $7,500 to as high as $50,000. The payment of the annual support and update service fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Company's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

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


Research and Development

        The Company made significant research and development expenditures in 1999 in several areas including personnel costs totaling over $1,800,000. The majority of the 1999 expenditure, as well as a significant portion of 1997 and 1998 research and development spending of over $1,251,000, was on the NT product development of PoliceServer NT, CADServer NT and FireServer NT. Other expenditures included the purchase of Mapping software and development of the Investigator's Toolkit and some further enhancements of the Cerulean interface. The Company used a combination of outside resources and internal staff to design, develop and test these projects minimizing the long-term financial commitments of the Company. NT product development will continue into the first half of 2000 until all functionality of the PoliceServer and FireServer have been completed on the NT platform.


Employees

        As of December 31, 1999, the Company had 18 full-time employees and 4 part-time employees, of whom 5 were engaged in computer programming, 9 were engaged in documentation, training and software support and 8 were engaged in sales, marketing and administration. The Company has been using consultants to complete a portion of its NT development to minimize the long-term impact on the Company's operations. The Company considers its employee relations to be satisfactory.


Item 2.  Properties

        The Company's operations are located in Acton, Massachusetts, where the Company owned a 12,000 square foot office building. This facility contains office, training, conference, development, and shipping space. The acquisition and renovation of the building had been financed from the Company's working capital. In April 1992 the Company mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility. The Company believes that the building is adequate to house the training, development and other headquarters needs for the foreseeable future. In August of 1999 the company sold the building and entered into a seven year lease with the buyer. The final sales price was $1,150,000.


Item 3.  Legal Proceedings

        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable


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



FISCAL YEAR ENDED
DECEMBER 31                              COMMON STOCK
                                          High    Low

1998
        First Quarter                    $4.75   $3.62
        Second Quarter                    4.20    2.75
        Third Quarter                     3.62    2.25
        Fourth Quarter                    2.50    1.37

1999
        First Quarter                    $2.56   $1.50
        Second Quarter                    2.16    1.37
        Third Quarter                     4.25    2.06
        Fourth Quarter                    3.88    2.12


         The Company had 83 registered shareholders of Common Stock on April
6, 2000. The Company has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and that cash dividends will not be paid to stockholders.

Sales of Securities

On November 19, 1999, the Company sold 50,000 shares of Pamet Systems Common Stock at a price of $2.00 per share and warrants to purchase 50,000 shares of Common Stock at the exercise price of $2.50 for a total of $100,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

On November 30, 1999, the Company sold 175,000 shares of Pamet Systems Common Stock at a price of $2.00 per share and warrants to purchase 175,000 shares of Common Stock at the exercise price of $2.50 for a total of $350,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

On December 14, 1999, the Company sold 100,000 shares of Pamet Systems Common Stock at a price of $2.00 per share and warrants to purchase 100,000 shares of Common Stock at the exercise price of $2.50 for a total of $200,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

On December 23, 1999, 40,000 shares of Pamet Systems Common Stock were issued to an investor who exercised his warrants in connection with a warrant solicitation program whereby the Company offered the warrant holder a 20% discount to exercise the warrants associated with an earlier securities purchase agreement. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The Company's suite of products is composed of three major components: PoliceServer NT, FireServer NT, and CADServer NT. The Company also offers several companion products including Imaging, Mobile, Advanced Reporting, JailServer NT and Mapping. An additional product, the "Investigator's Tool Kit" is being brought to market in early 2000. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 12 month period ended December 31, 1999 (the 1999 period) decreased 11.8% to $2,413,534 from $2,736,986 for the 12 month period ending December 31, 1998 (the 1998 period). With the release of the Company's redesigned NT product line in the second half of the 1999 period, the revenues began to shift back to sales of the core products: PoliceServer NT, CADServer NT, and FireServer NT. These core products have been completely rebuilt using modern design tools and databases and the entire suite utilizes the Windows NT operating system. During the previous two years, revenue from sales to new customers of the core VMS-based PoliceServer and FireServer products had been decreasing as potential customers waited for or selected systems that operated on the NT operating system. The decreased system revenue levels during this period were partially replaced by increased sales to existing customers of companion products such as Mobile and Imaging. The shift back to the core products operating in the NT environment that occurred during the latter half of the 1999 period supports the decisions that were made in 1997 to redesign and rebuild the product.

The Company began rebuilding its products on the NT platform late in 1997 at considerable expense. The Company spent over $1.8M during the 1999 period and over $3.5M during the past three years on research and development. This spending in the 1999 period includes $1.2M on outside resources and $.6M of dedicated internal personnel. Although 89.9% of this spending in the 1999 period was on the development of the NT-based suite of products, the Company also purchased the software product rights for the Mapping product during the last quarter of the 1999 period. The acquisition of this product enhances the suite of products now available from the Company. The Mapping product had previously been integrated with PoliceServer and FireServer and had been successfully installed in a number of customer sites.

The Company continues to believe that significant market opportunities exist for its suite of NT-based products based on the following factors. Major federal grant programs continue to be announced that will infuse up to $1.0B over the next four years into the public safety market. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application. Despite what the Company believes are these growth opportunities, the Company remains hampered by the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.

The primary challenge that the Company is focusing on during the year 2000 fiscal period is to capitalize on the design efforts that have resulted in a complete suite of NT-based products. To accomplish this, the Company is focusing its efforts on the sales and marketing of its new products. To support these efforts, the Company added a Vice President of Sales during the second quarter of 1999 and a Vice President of Marketing at the start of 2000.

Results of Operations

Year Ended December 31, 1999 vs. Year Ended December 31, 1998.

The Company's net sales decreased 11.8% or $323,452 to $2,413,534 for the 1999 period from $2,736,986 in the 1998 period. Although total revenues decreased during the 1999 period, the contribution to total Company revenues from the sale of the core products increased for the first time in the past two years. The production release of the NT based product early in the second half of the 1999 period resulted in significant revenues for the Company during the third and fourth quarters of the 1999. The new products have been installed during the 1999 period in five communities representing eight different agencies in three states, compared to two installations of the Beta version of the product in the 1998 period. These new installations in Tennessee, Connecticut and Massachusetts with PoliceServer NT and CADServer NT as the core system in conjunction with additional revenues from the Beta installations resulted in revenues of $751,897 for the 1999 period that were associated with the Company's NT products compared to $92,275 for the 1998 period.

Revenues for the Mobile product decreased $310,335 or 25.3% to $917,833 for the 1999 period from $1,228,168 for the 1998 period. Revenues from the Imaging product decreased 53.9% or $116,313 to $99,483 for the 1999 period from $215,796 for the 1998 period. The decrease in the Mobile and Imaging product sales can be attributed to existing customers refocusing their budgeted capital spending on upgrading their core systems to the Company's new suite of NT applications.

 The Company has continued to see increased revenues from support and update service fees resulting from increases in the installed base and renewal rates of almost 100%. Support revenues increased $149,227 or 26.4% to $713,496 for the 1999 period from $564,269 for the 1998 period. These service revenues represented 29.6 % of the Company's total revenues in the 1999 period versus 20.6% in the 1998 period. The contribution of support will increase in the future periods as new customers, as well as those existing customers that migrate to the NT product, will be charged higher support fees. Migrating customers, who had previously paid 14% of the original software purchase price, will begin paying 19% of the current list price for the new products at the time of conversion.

Cost of sales decreased $377,314 or 32.6% to $779,309 for the 1999 period from $1,156,623 for the 1998 period reflecting reduced sales and the improved margins on many of the Company's products. The Company experienced an improvement in gross margin from 57.7% in the 1998 period to 67.7% in the 1999 period. Substantial increases in margin were attained in several product categories including new systems and Mobile. The gains in the new systems margin can be attributed to the trend of customers to provide their own system hardware, which is less profitable than the software component of sales. The Mobile margins increased as a result of implementing more favorable pricing strategies and increased teaming with state bid list contractors who provided the hardware to the customer.

Software support and update service revenues delivered traditionally high margins although they decreased from 91.8% in the 1998 period to 86.2% in the 1999 period. This decrease can be attributed to the increase in Mobile installations where support is purchased from Cerulean Technology, Inc. rather than being performed by Pamet employees.

The Company's operating expenses increased $979,587 or 30.4% to $4,202,877 for the 1999 period from $3,223,290 for the 1998 period. The Company's commitment to bringing the NT product successfully to market in 1999 generated significant increases in personnel costs and research and development spending. Of the increases, $601,799 or 61.4% of the increase is associated with research and development spending which can be attributed almost exclusively to NT product development. In addition, over $659,000 of personnel costs are directly related to internal resources devoted to the NT product development and contractors hired exclusively for the development effort. Also, $195,665 of development cost on the NT-based PoliceServer product was capitalized during the 1998 period as this part of the NT project reached technical feasibility. No development costs were capitalized during the 1999 period. The Company continued to use outside resources and employees hired on short-term contracts in the design, development, and testing of these projects creating minimal impact on the long-term financial commitments of the Company for research and development. NT product development will continue throughout 2000 until all modules and functionality of PoliceServer and FireServer including Computer-Aided Dispatch (CAD) have been ported to the NT platform, consistent with market demands. During the 1998 and 1999 periods, virtually all requests for proposals (RFP's) received by Pamet Systems required either a functioning NT system or a transition plan to the NT platform.

Personnel costs increased 29.4% or $457,908 to $2,018,065 for the 1999 period from $1,560,157 for the 1998 period. The major reasons for the increase in personnel spending were the hiring of a Vice President of Sales, Senior Database Engineer, and a Product Development Engineer for the new "Investigator's Toolkit"; full year salaries in 1999 for the Customer Support Manager and Northeast salesperson; and the addition of resources on a short-term basis to support the NT development. Related personnel costs including employer FICA and Medicare costs, health insurance, employment agency fees, and commissions also increased significantly as a result of the new hires. The increased headcount supported the product development effort in 1999 and positions the company to move to a sales and marketing focus in 2000. These strategic additions in head count will also expand the Company's infrastructure to handle the anticipated increase in the level of business in the future. The Company also instituted an employee incentive program late in 1997 that is awarded based on the achievement of Company goals set by the Board of Directors. The amount of these incentive awards has increased significantly over the past two years.

Rent, utilities and telephone increased 3.5% or $4,930 to $144,971 for the 1999 period from $140,041 for the 1998 period. Increased rent expense resulting from the sale and leaseback of the Company headquarters building in August 1999 was offset by reducing the size of the Southeast regional office in Maitland, FL as resources in the Southeast region were reduced through attrition. In addition, telephone costs decreased significantly based on the reduction in lines in the Southeast regional office and reduced long distance telephone rates.

Travel and entertainment expenses decreased $8,811 or 5.6% to $148,992 for the 1999 period from $157,803 for the 1998 period due to more favorable airline fares on frequently traveled routes to the Southeast, reduced attendance at trade shows prior to the production release of the NT products, and a lack of grant seminars in the 1999 period. Partially offsetting these decreases in travel expenses were increased rental car and employee mileage costs resulting from expanding Northeast sales initiatives outside Massachusetts and the installation of two NT based systems in Connecticut.

Spending on professional fees decreased $135,693 or 45.4% to $162,986 for the 1999 period from $298,679 for the 1998 period. Consulting fees contributed $123,368 or 90.9% of the decrease being reduced from $135,970 in the 1998 period to $12,602 in the 1999 period. The most significant decreases in consulting expenditures can be attributed to completion of several projects including the update of VMS product documentation, the use of a consultant hired to advise the Company on its capital raising initiatives, and the installation of an upgraded financial package. The 1998 documentation effort supported ongoing product quality and customer satisfaction projects relating to the VMS product. These projects were undertaken to ensure that the VMS product was at a steady state as the focus of the Company's resources moved to the NT product and to ease the transition from the VMS product to the NT product for current customers. Currently the Company has an extensive list of users desiring to migrate to the NT-based product as soon as possible. Legal fees decreased 20.0% or $24,494 to $97,812 for the 1999 period from $122,306 for the 1998 as a result of a decrease in legal services required in support of the Company's debt and equity fundraising activities. Accounting fees increased $12,169 or 30.0% due to increased audit and accounting fees.

Depreciation expense increased 60.4% or $54,597 to $144,969 for the 1999 period from $90,372 for the 1998 period reflecting the first full year of amortization on the capitalized PoliceServer NT development expenditures. This increase was partially offset by the decrease in depreciation resulting from the sale of the headquarters building in August 1999.

Other operating expenses increased 1.3% or $4,857 to $372,127 for the 1999 period from $367,270 for the 1998 period. Significant decreases in spending on trade shows, COPSMore grant seminars and office supplies and equipment were offset by increases in internet access costs, an increased reserve for uncollectible accounts, officer and directors insurance, and tax penalties.

Net interest expense increased to $267,818 for the 1999 period compared to the net interest expense of $164,155 for the 1998 period. This increase reflects accrued interest costs on the convertible promissory notes issued to outside investors as part of the Company's capital raising program. It should be noted that this interest would not be payable if the investors decide to convert their notes to equity. Subsequent to year-end 1999, the Company had commitments from investors to convert $800,000 of the outstanding notes. This $800,000 represents nearly 50% of the outstanding debt.

The loss for the 1999 period was $(2,836,470) or $(1.00) per share compared to a loss of $(1,807,082) or $(.71) per share for the 1998 period.



Liquidity and Capital Resources

The Company's working capital was a deficit of $(1,501,900) at December 31, 1999 compared to $(1,360,973) at December 31, 1998 due to the current level of research and development spending. During the 1999 period the corporate headquarters building in Acton Massachusetts was sold and a seven-year triple net lease agreement was signed by the Company for the continued use of the facility.

The capital raising program initiated during the 1998 period continued during the 1999 period. During the 1998 period, the Company secured $450,000 of financing in the form of long-term convertible debt, converted $600,000 in lines of credit from Directors to long-term convertible debt, and negotiated a $250,000 vendor line of credit that has supported the CADServer NT development program. During the 1999 period, the Company secured an additional $835,000 of new long-term convertible debt and converted $600,000 of long-term convertible debt secured in 1998 to equity. In addition, the Company renegotiated the $250,000 vendor line of credit rolling it into a $350,000 long-term convertible note. In general, the outstanding convertible debt secured in the 1998 and 1999 periods accrues interest at 11%, has a two-year term, carries the option of conversion of the principal to common stock by the debt holder or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for purchase of additional shares of common stock at the conversion price which ranges from $1.45 to $2.50. For detailed information on these convertible promissory notes refer to Note H of the financial statements. In addition to the debt financing received in the 1999 period, the Company secured an additional $650,000 in equity financing in the 1999 period and an investor purchased the warrants related to his long-term convertible note generating an additional $80,000. The company also has a line of credit with four Directors for up to $300,000 in additional short-term financing. At the end of the 1999 period, the outstanding balance on the line of credit with Directors was $175,000. Subsequent to year end, the Company received commitments from five noteholders to convert $800,000 of long-term convertible notes to equity, another investor purchased the warrants associated with his note generating another $90,000, and two investors purchased a total of $350,000 of common stock

Cash decreased to $40,207 at December 31, 1999 from $54,817 at December 31, 1998. Accounts receivable increased to $672,997 at December 31, 1999 from $537,405 at December 31, 1998 due to the increase in sales during the fourth quarter of 1999 over the same period in 1998. While resources necessary to fund the completion of the NT development program and provide working capital for operations continue to be a focus of concern for the Company, the Company believes that the additional funding which has been secured or committed combined with sales of the Company's NT suite of products should ensure continued operations through the end of the year. If additional funds are required, the Board of Directors is willing to increase its investment or seek additional financing. Failure to acquire the necessary financing could have a material adverse effect on the Company. Backlog at March 24, 2000 was approximately $710,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of December 31, 1999, the Company had accumulated approximately $9,086,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforward of $5,887,000 which expire between the years 2000 and 2004. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

Seasonality

The majority of the Company's installed base has a fiscal year that commences on July 1 and, therefore, the Company bills its customers for their annual software support and update service on July 1 of each year. Consequently, cash flow representing software support revenues has tended to be higher in the second half of the Company's fiscal year, although software support revenues are recognized ratably throughout the fiscal year.

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

Year 2000 Recap

The Company had no major problems reported from any of its customers at the beginning of year 2000. Other than some minor list orientation issues, the application functioned to specification and handled the transition from 1999 to the year 2000. Internally no problems were experienced with any of the administrative systems that the Company depends on for its operations.

Inflation

Inflation has not had a significant impact on the Company's operations to date.

Item 7.  Financial Statements and Supplementary Data.




                               PAMET SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

Report of Independent Auditors  ......................................  F-2

Financial Statements:

        Balance Sheet - December 31, 1999  ...........................  F-3

        Statements of Operations -
                Years Ended December 31, 1999 and 1998  ..............  F-4

        Statements of Stockholders' Equity (Deficit) -
                Years Ended December 31, 1999 and 1998   .............  F-5

        Statements of Cash Flows -
                Years Ended December 31, 1999 and 1998  ..............  F-6

Notes to Financial Statements   ......................................  F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Pamet Systems, Inc.


We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The Company has incurred significant losses from operations in each of the last two years (See Note A).

CARLIN, CHARRON & ROSEN LLP



March 24, 2000

BALANCE SHEET
PAMET SYSTEMS, INC.
                                                                December 31
                                                                       1999
                                                                -----------
ASSETS
CURRENT ASSETS
        Cash                                                        $40,207
        Accounts receivable, trade, net of allowance for
          doubtful accounts of $110,000 and factored
          receivables of $268,351                                   619,066
        Accounts receivable, factored                                53,931
        Inventory, net of reserve of $15,000                         11,745
        Prepaid expenses and other current assets                    94,243
                                                                     ------
                TOTAL CURRENT ASSETS                                819,192

PROPERTY AND EQUIPMENT, NET                                         110,590
DEPOSITS                                                             84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                         130,442
                                                                    -------
                                                  TOTAL ASSETS   $1,144,414
                                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Current portion of long-term debt                           450,000
        Notes payable to related parties                            175,000
        Due to factor                                                57,496
        Accounts payable, trade                                     688,292
        Accounts payable, related parties                            32,241
        Current portion of accrued interest payable
           on long-term debt                                         54,894
        Current portion of deferred gain on sale of land
           and building                                              42,614
        Accrued expenses                                            436,625
        Deferred software maintenance revenue and unearned
           support revenue                                          383,930
                                                                    -------
                TOTAL CURRENT LIABILITIES                         2,321,092

ACCRUED INTEREST PAYABLE on long-term debt, net of current
  portion                                                            86,511
DEFERRED GAIN on sale of land and building, net of current
  portion                                                           238,502
LONG-TERM DEBT, net of current portion                            1,185,000
                                                                  ---------
                TOTAL LIABILITIES                                 3,831,105

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value, 1,000,000 shares
            authorized, none issued                                      --
        Common stock, $.01 par value, 7,500,000 shares
          authorized, 3,285,238 shares issued and outstanding        32,852
        Additional paid-in capital                                6,688,504
        Accumulated deficit                                      (9,408,047)
                                                                  ---------
                 TOTAL STOCKHOLDERS' DEFICIT                     (2,686,691)
                                                                  ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $1,144,414
                                                                  =========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS
PAMET SYSTEMS, INC.

                                                    Year Ended December 31,
                                                       1999            1998
                                                  ---------       ---------
Net hardware and software sales                  $1,700,039      $2,172,716
Support revenues                                    713,495         564,270
                                                  ---------       ---------
                TOTAL REVENUES                    2,413,534       2,736,986

Cost of sales                                       779,309       1,156,623
                                                  ---------       ---------
                                  GROSS PROFIT    1,634,225       1,580,363
                                                  ---------       ---------
Operating expenses
        Personnel costs                           2,018,065       1,560,157
        Rent, utilities and telephone               144,971         140,041
        Travel and entertainment                    148,992         157,803
        Professional fees                           162,986         298,679
        Depreciation and amortization               144,969          90,372
        Research and development                  1,210,767         608,968
        Other operating expenses                    372,127         367,270
                                                  ---------       ---------
                TOTAL OPERATING EXPENSES          4,202,877       3,223,290
                                                  ---------       ---------
Loss from operations                             (2,568,652)     (1,642,927)
Interest expense, net                              (267,818)       (164,155)
                                                  ---------       ---------

                NET LOSS                        $(2,836,470)    $(1,807,082)
                                                  =========       =========

Loss per common share                                $(1.00)          $(.71)
                                                       ====            ====


The accompanying notes are an integral part of these financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PAMET SYSTEMS, INC.


                   Common Stock     Additional                         Total
                   ------------        Paid-In Accumulated     Stockholders'
                    Shares  Amount     Capital     Deficit   Equity(Deficit)
                 ---------  ------ ----------- -----------   ---------------
BALANCE AT
JANUARY 1, 1998  2,410,250 $24,103 $4,776,821  $(4,764,495)          $36,429


NET LOSS                --      --         --   (1,807,082)       (1,807,082)

CONVERSION OF
STOCK OPTIONS       10,250     102        103           --               205

PRIVATE PLACE-
MENT OF STOCK      125,000   1,250    530,000           --           531,250
                   -------   -----    -------      -------           -------

BALANCE AT
DECEMBER 31,
1998             2,545,500  25,455  5,306,924   (6,571,577)       (1,239,198)



NET LOSS                                        (2,836,470)       (2,836,470)

CONVERSION OF
STOCK OPTIONS       11,750     117      8,860           --             8,977

CONVERSION OF
PROMISSORY
NOTES TO STOCK     315,988   3,160    596,840           --           600,000

CONVERSION OF
WARRANTS TO STOCK   87,000     870    129,130           --           130,000

PRIVATE PLACE-
MENT OF STOCK      325,000   3,250    646,750           --           650,000
                   -------   -----    -------      -------           -------
BALANCE AT
DECEMBER 31,
1999             3,285,238 $32,852 $6,688,504  $(9,408,047)      $(2,686,691)
                 =========  ======  =========    =========         =========


The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS
PAMET SYSTEMS, INC.
                                                     Year Ended December 31,
                                                          1999          1998
                                                     ---------     ---------
OPERATING ACTIVITIES

Net loss                                           $(2,836,470)  $(1,807,082)
Adjustments to reconcile net loss to net
 cash used for operating activities:
   Deferred gain on sale of land and building          (17,184)           --
   Depreciation and amortization                       144,969        90,372
   Interest payable                                         --         4,635
   Provision for losses on accounts receivable,
     trade                                              49,566            --
   Long-term debt incurred for research and
     development                                        75,000            --
   Line of credit and accounts payable, trade-
     vendor incurred for research and development
     subsequently converted to long-term debt          180,066       169,934
   Capitalized software development costs                   --      (195,665)

Changes in operating assets and liabilities:
   Accounts receivable, trade                         (250,403)      243,031
   Accounts receivable, factored                        65,245      (119,176)
   Inventory                                            38,509        39,557
   Prepaid expenses and other current assets           (12,822)      (41,827)
   Restricted cash                                      28,534          (674)
   Deposits                                            (80,000)       (4,190)
   Due to factor                                        (8,484)       65,980
   Accounts payable, trade                             (99,472)      160,537
   Accounts payable, related parties                    11,728        20,513
   Accrued expenses                                    186,472       105,975
   Accrued interest payable on long-term debt          126,291        15,114
   Deferred software maintenance revenue and
    unearned support revenue                            84,459        (9,314)
                                                        ------         -----
       Net cash used for operating activities      $(2,313,996)  $(1,262,280)
                                                     ---------     ---------

INVESTING ACTIVITIES

Expenditures for property
   and equipment                                       (33,914)       (91,590)
Proceeds from sale of land and building              1,089,066             --
                                                     ---------         ------
       Net cash provided by/(used for) investing
        activities                                   1,055,152        (91,590)
                                                     =========         ======

                                                                  (continued)

STATEMENTS OF CASH FLOWS - CONTINUED
PAMET SYSTEMS, INC.
                                                      Year Ended December 3l,
                                                           1999          1998
                                                      ---------      --------
FINANCING ACTIVITIES

Proceeds from long-term debt-convertible
 promissory notes                                       760,000       450,000
Proceeds from related party notes                       250,000       707,561
Payment of related party notes                          (25,000)           --
Payments on mortgage note                              (479,743)      (16,216)
Issuance of capital stock                               738,977       226,820
                                                        -------       -------
       Net cash provided by financing activities      1,244,234     1,368,165
                                                      ---------     ---------

                NET INCREASE (DECREASE) IN CASH         (14,610)       14,295
Cash at beginning of period                              54,817        40,522
                                                         ------        ------
                CASH AT END OF PERIOD                   $40,207       $54,817
                                                         ======        ======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION

Cash paid for interest                                 $123,000      $127,000
                                                        =======       =======

SUMMARY OF NON-CASH FINANCING ACTIVITIES

Note payable-related party converted to long-term
 debt-convertible promissory note                            --       600,000
                                                         ======       =======

Research and development costs financed through line
 of credit and accounts payable, trade-vendor           180,066       169,934
                                                        =======       =======

Note payable-related party and accrued interest
 repaid by issuance of capital stock                     50,000       304,635
                                                         ======       =======

Conversion of related party long-term debt-convertible
 promissory notes to capital stock                      600,000            --
                                                        =======       =======

Line of credit and accounts payable, trade-vendor con-
 verted to long-term debt-convertible promissory note   350,000            --
                                                        =======       =======

Deferred gain as a result of the sale and leaseback
 transaction                                            298,299            --
                                                        =======       =======

Research and development costs financed by long-
 term debt-convertible promissory note                   75,000            --
                                                         ======         =====


The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
PAMET SYSTEMS, INC.

NOTE A--NATURE OF OPERATIONS

Pamet Systems, Inc. (the Company), a Massachusetts corporation, was formed in November 1987 to engage in the business of designing, developing, installing and servicing computer software systems for the municipal market throughout the United States, principally in the area of public safety. Credit is granted to certain customers, most of which are municipalities. The Company generally does not require collateral.

The Company's backlog at March 24, 2000 was approximately $710,000 (unaudited). Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2000.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully finish the development of its Microsoft Windows NT computing platform and effectively market these newly developed software applications. Subsequent to year end, the Company had a private placement in which one investor purchased 116,667 shares of the Company's common stock at a price of $3.00 per share. In addition, a convertible promissory noteholder exercised 40,000 warrants at $2.25 per share. Also, five convertible promissory noteholders have agreed to convert $800,000 worth of promissory notes to an equity position. If additional funds are required beyond the related party credit facility that is available as discussed in Note C, the current Board members are willing to increase their investment or seek additional equity financing, as needed. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also seeking to enhance the Company's financial position by obtaining permanent additional financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development and marketing efforts will be successful.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Property and equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives.

Inventory: Inventory consists primarily of computer-related supplies and is stated at the lower of cost (first-in, first-out) or market value.

Reclassifications: Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. These reclassifications had no effect on net loss for 1998 as previously reported.


                                                                 (continued)

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred gain on sale of land and building: The balance represents a deferred gain on the sale of real estate, accounted for as a sale-leaseback transaction. The gain is being amortized and shows as a reduction to rent expense over the term of the lease on a straight-line basis.

Revenue recognition: The Company generally recognizes product revenue upon shipment. Revenues for products with extensive installation requirements under contractual agreements are recognized upon customer acceptance.

Loss per common share: In 1999 and 1998, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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






                                                                 (continued)

PAMET SYSTEMS, INC.

NOTE B-SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized software development costs: Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to
be Sold, Leased or Otherwise   Marketed," the Company capitalizes certain
software development costs once technological feasibility of the related products, as defined in the statement, has been achieved. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Software development costs incurred prior to achieving technological feasibility as well as certain licensing and other research and development costs are charged to research and development expense as incurred.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Net realizable value is determined by periodically reviewing net capitalized software development costs for impairment based upon current and anticipated product revenue and other changes in circumstances that indicate the carrying amount of the capitalized software development costs may not be fully recoverable. Commencing with the initial product release, these costs are amortized on the straight-line method over the estimated life of the product, generally three to five years. The Company began amortizing software costs on product that was available for sale in the first quarter of 1999. Accumulated amortization of capitalized software costs at December 31, 1999 was $65,223.

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

Income taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 1999, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Compensation: The Company expensed approximately $24,000 in 1999 and $22,000 in 1998 relating to a stockholder and director for financial accounting consulting services. In addition, the Company expensed approximately $360,000 in 1999 and $396,00 in 1998 relating to a Company, in which an employee is a principal, for research and development expenses.


                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE C-RELATED-PARTY TRANSACTIONS (continued)

Notes payable to related parties represent promissory notes payable to two directors. The promissory notes provide a credit facility up to $425,000 to the Company from two officers and two directors. Interest is applied at 11% per annum. Warrants are awarded to the lenders if the notes are utilized for the balance of the note outstanding, for each six month period, at a rate of 1,000 warrants per $10,000 utilized, at the fair market value of the Company's shares on that date. The promissory notes maturity date is June 1, 200l.

Accounts payable, related parties represent non-interest bearing amounts owed to employees and directors for services performed or expense reimbursements.

In addition, during 1999 two stockholders and directors of the Company converted $600,000 of promissory notes to common stock.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31, 1999 is as follows:

                                 Balance at                        Balance at
                                  Beginning Additions                  End of
Classification                    of Period   at Cost Retirements      Period
--------------                   ---------- --------- -----------  ----------
 Land                              $231,283   $    --   $(231,283)   $     --
 Building                           758,728        --    (758,728)         --
 Furniture and Fixtures             133,327        --          --     133,327
 Computer Equipment                 451,625    33,914      (3,012)    482,527
 Automobiles                         24,894        --          --      24,894
                                    -------    ------     -------     -------
      TOTALS                     $1,599,857   $33,914   $(993,023)   $640,748
                                  =========    ======     =======     =======


Accumulated depreciation at December 31, 1999 is as follows:

                                 Balance at  Additions             Balance at
                                  Beginning    Charged                 End of
Classification                    of Period to Expense Retirements     Period
--------------                   ---------- ---------- ----------- ----------
 Building                          $184,194    $15,051   $(199,245)  $     --
 Furniture and Fixtures             123,162      4,228          --    127,390
 Computer Equipment                 328,493     57,736      (3,012)   383,217
 Automobiles                         16,820      2,731          --     19,551
                                    -------     ------     -------    -------
      TOTALS                       $652,669    $79,746   $(202,257)  $530,158
                                    =======     ======     =======    =======

                                                                  (continued)


NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE E--ACCRUED EXPENSES


Accrued expenses consist of the following at December 31, 1999:

Accrued payroll and vacation                           $300,174
Accrued and withheld payroll taxes                       68,685
Other                                                    67,766
                                                        -------
                                                       $436,625
                                                        =======

NOTE F--LONG-TERM DEBT

Long-term debt represents convertible promissory notes with five year detachable warrants. The promissory notes may be converted to common stock no more frequently than four times per year at an amount of not less than $25,000. No interest shall be deemed to have accrued or be payable on any portion of a note converted prior to maturity. The conversion price, maturity dates and the warrants available on each note are as follows:

Convertible promissory note with five year detachable
warrants, which allow  the noteholder to purchase up to
20,000 shares of common stock at $2.50 per  share.  No
warrants have been exercised at December 31, 1999.  The
principal  amount of the note may be converted to common
stock at $2.50 per share, at the  noteholder's option as
described above.  No principal has been converted to  common stock at December 31, 1999.  The interest rate on the note is
11% per  year and interest expense in fiscal year 1999 was
$5,500.  Total interest  accrued on the note at December 31,
1999 was $5,771.  Both the principal  balance of the note and unpaid accrued interest are due on December 13, 2000.  See
the subsequent event footnote.                                      50,000

Convertible promissory note with five year detachable
warrants, which allow  the noteholder to purchase up to
172,413 shares of common stock at $1.45 per  share.  No
warrants have been exercised at December 31, 1999.  The
principal  amount of the note may be converted to common
stock at $1.45 per share, at the  noteholder's option as
described above.  No principal has been converted to  common stock at December 31, 1999.  The interest rate on the note is
11% per  year and interest expense in fiscal year 1999 was
$27,500.  Total interest  accrued on the note at December 31,
1999 was $31,192.  Both the principal  balance of the note
and unpaid accrued interest are due on November 12, 2000.
See the subsequent event footnote.                                 250,000



                                                                (continued)

PAMET SYSTEMS, INC.

NOTE F-LONG-TERM DEBT (continued)

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
40,000 shares of common stock at $2.50 per share.  During
1999 the noteholder exercised all 40,000 warrants at a
discounted price of $2.00 per share.  The principal amount of the note may be converted to common stock at $2.50 per
share, at the noteholder's option as described above.  No
principal has been converted to common stock at December 31,
1999.  The interest rate on the note is 11% per year and
interest expense in fiscal year 1999 was $11,000, Total
interest accrued on the note at December 31, 1999 was
$11,663.  Both the principal balance of the note and unpaid
accrued interest are due on December 9, 2000.  See the
subsequent event footnote.                                         100,000

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
20,000 shares of common stock at $2.50 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$5,500.  Total interest accrued on the note at December 31,
1999 was $5,862.  Both the principal balance of the note and unpaid accrued interest are due on December 7, 2000.  See the
subsequent event footnote.                                          50,000

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
40,000 shares of common stock at $2.50 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$10,367.  Total interest accrued on the note at December 31,
1999 was $10,367.  Both the principal balance of the note and unpaid accrued interest are due on January 21, 2001.  See the
subsequent event footnote.                                         100,000

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
100,000 shares of common stock at $2.50 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$24,863.  Total interest accrued on the note at December 31,
1999 was $24,863.  Both the principal balance of the note and unpaid accrued interest are due on February 7, 2001.  See the
subsequent event footnote.                                         250,000

                                                               (continued)

PAMET SYSTEMS, INC.

NOTE F-LONG-TERM DEBT (continued)

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
14,000 shares of common stock at $2.50 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$2,489.  Total interest accrued on the note at December 31,
1999 was $2,489.  Both the principal balance of the note and
unpaid accrued interest are due on May 9, 2001.                     35,000

Convertible promissory note with five year detachable
warrants, which allow the noteholder to purchase up to
175,000 shares of common stock at $2.50 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$26,219.  Total interest accrued on the note at December 31,
1999 was $26,219.  Both the principal balance of the note and
unpaid accrued interest are due on May 13, 2001.                   375,000

Convertible promissory note to a vendor with five year
detachable warrants, which allow the noteholder to purchase
up to 140,000 shares of common stock at $2.50 per share.  No warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.50 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$22,573.  Total interest accrued on the note at December 31,
1999 was $22,573.  Both the principal balance of the note and
unpaid accrued interest are due on May 31, 2001.                   350,000

Convertible promissory note to a vendor with five year
detachable warrants, which allow the noteholder to purchase
up to 7,500 shares of common stock at $2.19 per share.  No
warrants have been exercised at December 31, 1999.  The
principal amount of the note may be converted to common
stock at $2.19 per share, at the noteholder's option as
described above.  No principal has been converted to common
stock at December 31, 1999.  The interest rate on the note is
11% per year and interest expense in fiscal year 1999 was
$407.  Total interest accrued on the note at December 31,
1999 was $407 and unlike the notes above is to be paid
quarterly.  Both the principal balance of the note and unpaid
accrued interest are due on December 13, 2001                       75,000
                                                                    ------
                                                                 1,635,000
                  Less current portion of long-term debt           450,000
                                                                   -------
                                                                 1,185,000
                                                                 =========

                                                               (continued)

PAMET SYSTEMS, INC.

NOTE F-LONG-TERM DEBT (continued)

The notes are shown at face value because the value attributed to the detachable warrants was considered not material. Subsequent to year end noteholders have committed to convert $800,000 of the above principal to the Company's common stock.

Annual principal maturities of long-term debt are as follows:
        Year ending     December 31, 2000                 450,000
                        December 31, 2001               1,185,000
                                                        ---------
                                                        1,635,000
                                                        =========

NOTE G--STOCKHOLDERS' EQUITY

Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                   1999                        1998
                        -------------------------   ------------------------
                        As Reported     Pro Forma   As Reported    Pro Forma
                        -----------     ---------   -----------    ---------
Net loss                $(2,836,470)  $(3,199,775)  $(1,807,082) $(2,077,835)
                          =========     =========     =========    =========

Loss per common share        $(1.00)       $(1.13)        $(.71)       $(.82)
                               ====          ====           ===          ===

The fair value of each option granted during 1999 and 1998, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                         1999               1998
                                     ------------       ------------
Expected Life                          5-8 years*         5-8 years*
Risk-free interest rate              4.51%-6.00%*       4.10%-5.93%*
Expected Volatility                         116%               119%


*Amounts vary due to graded vesting for options granted to employees and differences between options granted to employees and options granted to directors.


                                                               (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

The Company recognizes forfeitures as they occur.

The application of fair value-based accounting in arriving at the pro forma disclosures above is not an indication of future income statement effects. The pro forma disclosures do not reflect the effect of fair-value accounting on stock-based compensation awards granted prior to 1995, if any.

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 126,750 had been exercised at December 31, 1999, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees (based on continual employment) and consultants. The options are not transferrable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 1999 is as follows:
                                                       Weighted Average
                                               ------------------------------
                       Number  Exercise Price  Exercise Fair Value    Remain-
                   Of Options       Per Share     Price   at Grant   ing Life
                   ----------  --------------  -------- ----------   --------
Outstanding
January 1, 1998       291,000      $.02-$5.50     $1.21            3.49 years
Cancelled             (13,000)    $1.44-$3.50
Exercised             (10,250)           $.02      $.02
                       ------      ----------
Outstanding
December 31, 1998     267,750      $.02-$5.50     $1.20            2.55 years
Granted                13,800           $2.50     $2.50       2.07
Cancelled                (800)          $ .02
Exercised              (7,500)          $ .02     $ .02
                        -----       ---------
Outstanding
December 31, 1999     273,250      $.02-$5.50     $1.30            1.78 years
                      =======       =========
Exercisable at
December 31, 1999     243,250      $.02-$5.50     $1.15
                      =======       =========
Exercisable at
December 31, 1998     203,950      $.02-$5.50      $.95
                      =======       =========


                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)

Available for Grant At
December 31, 1999                 --
                              ======
Available for Grant At
December 31, 1998             13,000
                              ======

In 1998, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1998 Stock Option Plan is 250,000 shares. These options, of which at total of 3,250 had been exercised at December 31, 1999, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.


Stock option activity for the 1998 Stock Option Plan for the two year period ended December 31, 1999 is as follows:

                                                     Weighted Average
                                               ------------------------------
                       Number  Exercise Price  Exercise   Fair Value  Remain-
                   Of Options       Per Share     Price     at Grant ing Life
                   ----------  --------------  --------   ---------- --------
Outstanding
January 1, 1998            --              --        --
Granted to Directors    15,000          $1.37     $1.37        $1.14
Granted to Officer      50,000          $1.37     $1.37        $1.14
Granted to Employees    27,500          $1.87     $1.87        $1.56
                        ------           ----
Outstanding
December 31, 1998       92,500    $1.37-$1.87     $1.52                  5.54
                                                                        years
Granted to Officers     27,250    $1.50-$2.50     $2.32   $1.24-2.07
Granted to Employees   145,250    $1.50-$3.19     $1.95   $1.24-2.65
Exercised               (3,250)         $1.87     $1.87
Cancelled              (15,000)         $1.37     $1.37
                        ------           ----

Outstanding                                                              5.12
December 31, 1999      246,750    $1.37-$3.19     $1.87                 years
                       =======     ==========

                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)

Exercisable at
December 31, 1999       84,375    $1.37-$3.19     $2.02
                        ======     ==========     =====
Exercisable at
December 31, 1998           --
                        ======
Available for Grant at
December 31, 1999           --
                        ======
Available for Grant at
December 31, 1998      157,500
                       =======

During 1999 the Company issued stock options to directors outside of any formalized plan. During 2000, it is expected the Company will adopt a Non-Employee Director Stock Option Plan (the NED Plan) for outside directors. These options, of which none had been exercised at December 31, 1999, are exercisable within a ten-year period from the date of the grant, and are generally exercisable at 33% per year. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.

Stock option activity for the directors for the one year period ended December
31, 1999 is as follows:

                                                     Weighted Average
                                                -----------------------------
                       Number  Exercise Price   Exercise  Fair Value  Remain-
                   Of Options       per Share      Price    at Grant ing Life
                   ----------  --------------   --------  ---------- --------
Outstanding
January 1, 1999            --              --         --
Granted to Directors    53,000    $1.37-$2.50      $1.46  $1.13-$2.07
                        ------     ----------
Outstanding
December 31, 1999       53,000    $1.37-$2.50      $1.43              5 years
                        ======     ==========
Exercisable at
December 31, 1999       37,700    $1.37-$2.50      $1.46
                        ======     ==========
Available For Grant at
December 31, 1999      197,000
                       ========

Subsequent to December 31, 1999, options representing 6,000 share were granted to Directors at an exercise price of $3.88.

                                                                   (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)

In addition, the Company also issued additional stock options and warrants outside of any formalized plan. The stock options are exercisable within a ten-year period from the date of grant and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (for options based on continual employment) and consultants. The warrants are exercisable within a five year period from the date of grant and are generally fully exercisable when issued. The options and warrants are not transferable except by will or domestic relations order. The option or warrant price per share is not less than the fair market value of the shares on the date of grant.

Stock option and warrant activity for stock options and warrants issued outside a formalized plan for the two year period ended December 31, 1999 is as follows:

                                                      Weighted Average
                                                -----------------------------

                    Number of  Exercise Price   Exercise  Fair Value  Remain-
             Options/Warrants       Per Share      Price    at Grant ing Life
             ----------------  --------------   --------  ---------- --------
Outstanding                                                              5.94
 January 1, 1998      373,000      $.68-$4.25      $2.10                years

Options granted
 to Directors          10,000           $4.00      $4.00       $3.36

Options granted
 to Employees          40,000     $3.25-$4.75      $4.38 $2.73-$3.56

Warrants granted
 to Directors         181,250     $2.50-$4.25      $2.84 $2.09-$3.57

Warrants granted to
 Convertible Debt
 Holders              252,413     $1.45-$2.50      $1.78 $2.09-$1.21

Options cancelled      (7,500)          $2.75
                      -------      ----------
Outstanding                                                              4.80
 December 3l, 1998    849,163      $.68-$4.75      $2.45                years


                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE G-STOCKHOLDERS' EQUITY (continued)
                                                      Weighted Average
                                               ------------------------------
                    Number of  Exercise Price  Exercise   Fair Value  Remain-
             Options/Warrants       Per Share     Price     at Grant ing Life
             ----------------  --------------  --------   ---------- --------
Options Granted
 to Officer            56,200           $2.50     $2.50       $2.07

Warrants Granted
 to Officers            2,500           $2.50     $2.50       $2.07

Warrants Granted
 to Directors         162,546     $2.50-$3.19     $2.57 $2.07-$2.65

Warrants Granted
 to Convertible
 Debt Holders         444,000           $2.50     $2.50       $2.07

Warrants Granted
 to new Stockholders  325,000           $2.50     $2.50       $2.08

Warrants Granted to
 Consultant/Debt
 Holders for goods
 and services
 provided              37,500     $2.19-$2.50     $2.44 $1.82-$2.07

Options Exercised      (1,000)          $2.75     $2.75

Warrants Exercised    (87,000)    $0.80-$2.00     $1.70

Warrants Cancelled     (8,000)          $0.80
                      -------      ----------

Outstanding                                                              4.34
December 31,1999    1,780,909     $0.68-$4.75     $2.52                 years
                    =========      ==========
Exercisable at
December 31, 1999   1,644,459     $0.68-$4.75     $2.48
                    =========      ==========
Exercisable at
December 31, 1998     306,625     $0.68-$4.75     $2.60
                      =======      ==========


Subsequent to December 31, 1999, options representing 25,000 shares were granted to a new marketing director at an exercise price of $3.88.

NOTE H-EARNINGS PER SHARE DISCLOSURE

Earnings per share disclosures for the two year period ended December 31, 1999 are as follows:
                                       For the Year Ended December 31, 1999
                                       --------------------------------------
                                                      Weighted-     Per Share
                                       Income    Average Shares        Amount
                                       ------    --------------     ---------
Basic loss per common share

Income available to common
 stockholders                     $(2,836,470)        2,838,728        $(1.00)
                                    =========         =========          ====

                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE H-EARNINGS PER SHARE DISCLOSURE (continued)

                                      For the Year Ended December 31, 1998
                                      ---------------------------------------
                                                      Weighted-     Per Share
                                      Income     Average Shares        Amount
                                      ------     --------------     ---------
Basic loss per common share

Income available to common
 stockholders                    $(1,807,082)         2,529,408         $(.71)
                                   =========          =========           ===

NOTE I--INCOME TAXES

During 1999, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $606,000. The cumulative amount of these assets, which is $1,838,000 at December 31, 1999 is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

At December 31, 1999, the Company has federal net operating loss carryforwards of $9,086,000 that expire beginning in the year 2005. Additionally, the Company has Massachusetts state net operating losses to carryforward which expire as follows:

                               Year Ending
                               December 31,            Amount
                               ------------            ------
                                   2000            $  514,000
                                   2001                    --
                                   2002               980,000
                                   2003             1,752,000
                                   2004             2,641,000
                                                    ---------
                                                   $5,887,000
                                                    =========

NOTE J-COMMITMENTS AND CONTINGENCIES

Lease: During 1999, the Company entered into a real estate transaction in which it sold its main operating facility and land to an unaffiliated third party and leased the property back. The lease is being accounted for as an operating lease. The transaction resulted in a gain of approximately $298,000, that the Company has deferred and will recognize as a reduction to rent expense over the term of the lease (see Note B). The proceeds from the sale of the building were used to fully repay the outstanding mortgage note payable on the building. The lease agreement is for 7 years through August 2006 with a 5 year renewal option available. The monthly base rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by multiplying the base rent for the preceding year by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers, up to a maximum of a three percent increase per annum.


                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE J-COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments are as follows:

                              Year ending
                             December 31,            Amount
                             ------------            ------
                                2000             $  155,961
                                2001                155,961
                                2002                162,229
                                2003                174,765
                                2004                174,765
                             Thereafter             279,056
                                                    -------
                                TOTAL            $1,102,752
                                                  =========

Employment Contracts

On May 3, 1999 the Company entered into a joint venture and service agreement with Hanahan Computer Designs. As part of the agreement Pamet has obtained the right to a product and has an employment agreement with the owner of Hanahan Computer Designs.

Under the joint venture agreement, Hanahan Computer Designs will receive royalties of fifty percent of gross sales of the product until June 30, 2002, subject to a maximum aggregate royalty payment of $170,000. Thereafter, the owner of Hanahan Computer Designs will receive a thirty percent commission on all his sales of this product.

Under the Hanahan employment agreement which runs through June 30, 2002, a minimum salary of $90,000 per annum is payable. The employee also is eligible of an annual bonus for up to 15% of his annual salary.

In addition, the Company has employment agreements with three key management employees through December 2000 that total $319,500 per year.

NOTE K-SIGNIFICANT ACCOUNTS RECEIVABLE, TRADE/CUSTOMERS

Amounts due from three customers represented approximately 48% of total accounts receivable-trade, outstanding at December 31, 1999.

Sales to one customer represented approximately 12% of total revenues for the year ended December 31, 1999. There were no sales to individual customers that were greater than 10% of total revenues for the year ended December 31, 1998.



                                                                  (continued)

PAMET SYSTEMS, INC.

NOTE L-MAJOR SUPPLIER

The Company obtained approximately 46% of its merchandise from one supplier in 1999. Management believes that if this supplier ceased providing software, the Company could find alternative suppliers, although there would be a short interruption of this line of business as the new software was integrated with the Company's products.

NOTE M--PROFIT SHARING PLAN

The Company has a qualified contributory profit sharing plan [401(k) Plan]. The Plan covers all employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The Plan also provides for contributions by the Company in any amount approved by the Board of Directors. During 1999 and 1998, the Board elected to make contributions equal to 15% of employee contributions. The employees' and employer's contributions may not exceed maximum amounts established by the Internal Revenue Code. Total Company contributions to the plan were $11,183 during 1999 and $8,635 during 1998.

NOTE N-RESEARCH AND DEVELOPMENT

Research and development costs in the current year represent costs associated with developing a Microsoft Windows NT computing platform for the Company's current computer applications as well as developing accompanying software support applications for the NT system.

Included in personnel costs are approximately $660,000 relating to personnel who have worked exclusively on the development of the Company's NT computing platform and supporting applications during fiscal year 1999.

NOTE O-SUBSEQUENT EVENTS

In January 2000, a convertible promissory noteholder exercised 40,000 warrants at a discounted price of $2.25 per share.

During March 2000, the Company had a private placement in which an investor purchased 116,667 shares of the Company's common stock at a price of $3.00 per share.

Five convertible promissory noteholders have agreed to convert $800,000 worth of promissory notes to the Company's common stock. The Company had recorded approximately $90,000 of accrued interest relating to these notes as of December 31, 1999.


                                                               (continued)

PAMET SYSTEMS, INC.

NOTE P--QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1999 and 1998 is as follows:

                                      Quarter Ended
                 ------------------------------------------------------------
                 March 31,       June 30,        September 30,   December 31,
                      1999           1999                 1999           1999
                 ---------       --------        -------------   ------------
Revenues          $395,790       $576,594             $530,907       $910,243
Gross Profit       246,011        342,536              346,279        699,399
Operating Loss    (557,077)      (394,737)            (301,988)    (1,314,850)
Net Loss          (631,137)      (443,908)            (377,611)    (1,383,814)
Loss per share       $(.25)         $(.15)               $(.13)         $(.46)


                                      Quarter Ended
                 ------------------------------------------------------------

                 March 31,       June 30,        September 30,   December 31,
                      1998           1998                 1998           1998
                 ---------       --------        -------------   ------------
Revenues          $604,163       $897,304             $597,429       $638,090
Gross Profit       310,032        474,035              376,954        419,342
Operating Loss    (417,412)      (424,087)            (234,688)      (566,740)
Net Loss          (441,061)      (460,300)            (283,146)      (622,575)
Loss per share       $(.17)         $(.18)               $(.11)         $(.25)


Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share information may not equal annual loss per common share as reported on the statement of operations

Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

        During the Registrant's fiscal years ended December 31, 1999 and 1998 there were no disagreements with its auditing firm, Carlin, Charron & Rosen, LLP on any matters.



PART III


Item 9.  Directors and Executive Officers of the Registrant.
If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1999, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.


Item 10.  Executive Compensation.
If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1999, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1999, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.


Item 12.  Certain Relationships and Related Transactions.

If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 1999, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.

Item 13.  Exhibits.  Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits

  3.1 Restated and Amended Articles of Organization (filed by reference to
      Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
  3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989).
  4.1 Specimen Common Stock Certificate (filed by reference to Exhibit 4.2 to Registration Statement No. 33-36989).
  4.2 Warrant issued to Rogow Opportunity Capital dated March 2, 1998 (filed by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended March 31, 1998).
  4.3 Convertible Note issued to Rogow Opportunity Capital LLC dated November 6, 1998.
  4.4 Warrant issued to Rogow Opportunity Capital LLC dated November 6, 1998.
  4.5 Convertible Note issued to Robboy Associates LLC dated November 6, 1998.
  4.6 Warrant issued to Robboy Associates LLC dated November 6, 1998.
  4.7 Convertible Note issued to William James Bell 1993 Trust dated November 13, 1998.
  4.8 Warrant issued to William James Bell 1993 Trust dated November 13, 1998.
  4.9 Convertible Note issued to Gene Raphalean dated December 8, 1998.
 4.10 Warrant issued to Gene Raphalean dated December 8, 1998.
 4.11 Convertible Note issued to Donald M. Liddell, Jr. dated December 10,
      1998.
 4.12 Warrant issued to Donald M. Liddell, Jr. dated December 10, 1998.
 4.13 Convertible Note issued to Joseph Terrence Waters dated December 14,
      1998.
 4.14 Warrant issued to Joseph Terrence Waters dated December 14, 1998.
 4.15 Convertible Note issued to William James Bell 1993 Trust dated February 8, 1999.
 4.16 Warrant issued to William James Bell 1993 Trust dated February 8, 1999.
 4.17 Convertible Note issued to Stephen Wilder dated January 22, 1999.
 4.18 Warrant issued to Stephen Wilder dated January 22, 1999.
 4.19 Convertible Note issued to West Country Partners dated May 10, 1999.
 4.20 Warrant issued to West Country Partners dated May 10, 1999.
 4.21 Convertible Note issued to BSI SA dated May 14, 1999.
 4.22 Warrant issued to BSI SA dated May 14, 1999.
 4.23 Warrant issued to West Country Partners dated November 19, 1999.
 4.24 Warrant issued to BSI SA dated November 29, 1999.
 4.25 Warrant issued to Leonardo Capital fund dated December 14, 1999.
 10.1 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989).
 10.2 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819).
 10.3 Commercial real estate promissory note to Lexington Savings Bank dated April 21, 1992 (filed by reference to Exhibit 28.1 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1992).
 10.4 Mortgage security agreement, and assignment granted to Lexington
      Savings Bank, dated April 21, 1992 (filed by reference to Exhibit 28.2 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended
      June 30, 1992).
 10.5 Mortgage guaranty by six Pamet Systems, Inc. Directors and Officers, dated April 21, 1992 (filed by reference to Exhibit 28.3 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended June 30,
      1992).
 10.6 Mortgage security extension (one year) Agreement granted to Lexington Savings Bank, dated 21 June 1996 (Filed by reference to Exhibit 10.12 to the Company's Quarterly Report of Form 10-Q for the Quarter Ended
      June 30, 1996).
 10.7 Mortgage guaranty for five Pamet Systems, Inc. Directors and Officers, Dated June 21, 1996 (Filed by reference to Exhibit 10.12 to the
      Company's Quarterly Report of Form 10-Q for the Quarter Ended
      June 30, 1996).
 10.8 Form of Employment agreement between the Registrant and Dr. Joel B. Searcy (Filed by reference to Exhibit 10.13 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
 10.9 Form of Employment agreement between the Registrant and David T. McKay (Filed by reference to Exhibit 10.14 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.10 Form of Employment agreement between the Registrant and Richard C.
      Becker (Filed by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.11 1998 Stock Option Plan (Filed by reference in the 1998 Proxy Statement dated May 14, 1998).
10.12 Silicon Valley Financial Services Accounts Receivable Purchase
      Agreement dated April 14, 1998 (Filed by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30,
      1998).
10.13 Promissory Note ($200,000) with Rogow Opportunity Capital dated June 11, 1998 (Filed by reference to Exhibit 4 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998).
10.14 Promissory Note ($100,000) with Rogow Opportunity Capital dated July 31, 1998 (Filed by reference to Exhibit 4 of the Company's Quarterly Report of Form 10-QSB for the Quarter Ended September 30, 1998.
   23 Consent of Carlin, Charron & Rosen LLP.
   27 Financial Data Schedule.

______________________

(b) Reports on Form 8-K
           none

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                PAMET SYSTEMS, INC.
                   (Registrant)

                   -----------------------
                By BRUCE J. ROGOW
                   Name:    Bruce J. Rogow
                   Title:   Chairman


Date April 12, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name              Title                               Date

BRUCE J. ROGOW           ________________________
Bruce J. Rogow           Chairman of the Board               April 12, 2000


DAVID T. MCKAY           ________________________
David T. McKay           President and Chief Executive       April 12, 2000
        Officer

RICHARD C. BECKER        ________________________
Richard C. Becker        Vice President, Finance             April 12, 2000
                         And Administration,
                         Treasurer, and Director
                         (Principal Financial and
                         Accounting Officer)

ARTHUR V. JOSEPHSON, JR. ________________________
Arthur V. Josephson, Jr. Director and Clerk                  April 12, 2000


JOEL B. SEARCY           ________________________
Dr. Joel B. Searcy       Director                            April 12, 2000


STANLEY J. ROBBOY, M.D.  ________________________
Stanley J. Robboy, M.D.  Director                            April 12, 2000


DAVINDER SETHI           ________________________
Davinder Sethi           Director                            April 12, 2000

INDEX OF EXHIBITS


   4.23  Warrant issued to West Country Partners dated November 19, 1999.
   4.24  Warrant issued to BSI SA dated November 29, 1999.
   4.25  Warrant issued to Leonardo Capital fund dated December 14, 1999.

     23  Consent of Carlin, Charron & Rosen LLP

     27  Financial Data Sheet

Exhibit 4.23: Warrant issued to West Country Partners dated November 19, 1999

LW - 014 WARRANT

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




Void after 5:00 p.m. Eastern Standard Time, on November 18, 2004.




                       WARRANT TO PURCHASE COMMON STOCK


                                     OF


                             PAMET SYSTEMS, INC.




FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing November 19, 1999, and prior to 5:00 P.M., Eastern Standard Time, on November 18, 2004, a total of Fifty Thousand (50,000) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of One Hundred Twenty Five Thousand Dollars ($125,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1. Exercise of Warrant.

(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing November 19, 1999, and prior to 5:00 P.M., Eastern Standard Time, on November 18, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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



IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 10th day of April, 2000.




                      ATTEST: PAMET SYSTEMS, INC.



                      _______________________


                  By: ___________________________________

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


Address ____________________________

        ____________________________




ASSIGNMENT


FOR VALUE RECEIVED _________________________ hereby sells, assigns and transfers unto _________________________ the foregoing Warrant and all rights evidenced thereby, and does irrevocably constitute and appoint
_________________________, attorney, to transfer said Warrant on the books of PAMET SYSTEMS, INC.


  Dated __________________               Signature _________________________


Address ___________________________

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




  Dated ___________________             Signature _________________________


Address ___________________________

        ____________________________

        Exhibit 4.24: Warrant issued to BSI SA dated November 29, 1999.

LW - 018 WARRANT


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




Void after 5:00 p.m. Eastern Standard Time, on April 10, 2005.




                      WARRANT TO PURCHASE COMMON STOCK


                                    OF


                            PAMET SYSTEMS, INC.




FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that BSI SA, a financial institution with its address at Via Magatti 2, 6900 Lugano, Switzerland, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 11, 2000, and prior to 5:00 P.M., Eastern Standard Time, on April 10, 2005, a total of Sixty Six Thousand Six Hundred Sixty Seven (66,667) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Two Hundred Thirty Three Thousand Three Hundred Thirty Five Dollars ($233,335) (computed on the basis of $3.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and BSI SA (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1. Exercise of Warrant.

(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 11, 2000, and prior to 5:00 P.M., Eastern Standard Time, on April 10, 2005, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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



IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 10th day of April, 2000.



                       ATTEST: PAMET SYSTEMS, INC.


                       _______________________


               By: ___________________________________
               Name: David T. McKay
               Title: President & CEO


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


Address ____________________________

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


Address ___________________________

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




  Dated ___________________              Signature__________________________


Address ____________________________


        ____________________________

 Exhibit 4.25: Warrant issued to Leonardo Capital fund dated December 14, 1999.

LW - 016
WARRANT


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




Void after 5:00 p.m. Eastern Standard Time, on December 13, 2004.




                       WARRANT TO PURCHASE COMMON STOCK


                                     OF


                             PAMET SYSTEMS, INC.




FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Leonardo Capital Fund, with an address at Hemisphere Management (Ireland) Limited, 4th Floor, Frederick House, South Frederick Street, Dublin 2, Ireland, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing December 14, 1999, and prior to 5:00 P.M., Eastern Standard Time, on December 13, 2004, a total of One Hundred Thousand (100,000) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Leonardo Capital Fund (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1. Exercise of Warrant.

(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing December 14, 1999, and prior to 5:00 P.M., Eastern Standard Time, on December 13, 2004, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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



IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 10th day of April, 2000.




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


Address ____________________________

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


Address ___________________________


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




  Dated ___________________            Signature__________________________


Address ____________________________

        ____________________________

                 Exhibit 23: Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41029) pertaining to the Pamet Systems, Inc. 1990 Stock Option Plan of our report dated March 24, 2000, with respect to the financial statements of Pamet Systems, Inc. included in its Annual Report (Form 10-KSB) for the year ended December 31, 1999, filed with Securities and Exchange Commission.


                               Carlin, Charron & Rosen LLP



Worcester, Massachusetts
March 24, 2000