Form 10KSB/A
period 1999-12-31
PAMET SYSTEMS INC
filed 2000-04-28
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                             FORM 10-KSB/A

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

     1000 Main Street
     Acton, Massachusetts                                01720
 ______________________________________            _____________________
(Address of principal executive offices)              (Zip Code)

Issuer's  telephone number   (978) 263-2060
                             ______________

Securities registered under Section 12(b) of the Exchange Act:
                                                      Name of each exchange
   Title of each class                                on which registered
   ----------------------------                       ---------------------

                 none                                      none
 ______________________________                       _____________________


Securities registered pursuant to Section 12(g) of the Exchange Act:


                       Common Stock $.01 par value
                       ____________________________
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No
                                                          ____    ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                 [ ]

The issuer's revenues for its most recent fiscal year were  $2,413,225

The aggregate market value of the registrant's common stock held by non-affiliates of the Company, based upon the average of the closing bid and asked prices on April 11, 2000 was $8,186,042.

The number of shares outstanding of the registrant's common stock, as of April 11, 2000 was 3,834,282 shares.

Explanatory note: Pursuant to instruction E(3) of Form 10-KSB, this Form 10-KSB/A includes the information required by Part III which was omitted from the Company's Form 10-KSB filed on March 30, 2000.

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

                     Class I (Term expires at the 2000
                       Annual meeting of Stockholders)
                                                                    Has been
                                                                  A director
Director Name          Age  Principal Occupation                       Since

Richard C. Becker       54  Mr. Becker has been Vice President          1991
                            Finance and Administration since June
                            1997, Assistant Clerk since February
                            1991 and Treasurer since May
                            1991. He was Vice President and Chief
                            Operating officer from June 1993 through
                            May 1997 and Vice President of Finance
                            and Administration of the Company from
                            January 1991 through June 1993.

Arthur V. Josephson, Jr.56  Mr. Josephson has served as Clerk for       1988
                            the Company since September 1990.In
                            addition to his responsibilities to
                            the Company,since 1985 Mr.Josephson
                            has served as an accounting consultant
                            to a number of clients in Massachusetts.

Bruce J. Rogow          54  Mr. Rogow has been Chairman of the Board    1997
                            since June 1999. He has served as
                            a Gartner Group Fellow since 1992 and
                            executive principal of Rogow Opportunity
                            Capital since 1997.


                    (Class II) (Term expires at the 2001
                        Annual meeting of Stockholders)

Dr. Stanley J. Robboy   58  Since January 1998, Dr. Robboy has been     1990
                            Vice Chairman of the Department of
                            Pathology at Duke University Medical
                            Center which is in addition to the
                            positions he has held since 1992 as
                            Professor of Pathology, Professor of
                            Obstetrics and Gynecology and Head of
                            the Division of Gynecologic Pathology.


David T. McKay          57  Mr. McKay has been President and            1997
                            Chief Executive Officer of the Company
                            since June 1997. Previously Mr. McKay
                            served as the Global Systems Manager
                            for Mobil Oil, an oil production company
                            from 1996 to 1997.From 1994 to 1996 he
                            was the Vice President of Information
                            Systems at Moore Corporation, a business
                            supply company. From 1992 to 1994 he was
                            Vice President of Gartner Group, Inc.

                     (Class III) (Term expires at the 2002
                           Annual meeting of Stockholders)

Dr. Joel B. Searcy      64  Dr. Searcy has been a director             1987
                            since the Company's inception in
                            1987. Dr. Searcy was Chairman of the
                            Board of Directors of the Company since
                            1987 through May of 1999, was President
                            and CEO until June 1997.

Dr. Davinder Sethi      66  Dr. Sethi has been an independent          1998
                            advisor since 1996 and served as
                            a Senior Advisor to Barclays de Zoete
                            Wedd, an investment banking firm, from
                            1990 until 1996.

Beneficial Ownership Reporting Compliance

The Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securites are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its other executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them except that BSI SA, the Leonardo Capital Fund Limited, the William J. Bell 1993 Trust, and West Country Partners have not filed either a Schedule 13D or 13G; Arthur V. Josephson, Jr. and David T. McKay were each late in filing one Form 4 (each such filing related to one transaction); Bruce J. rogow was late in filing two Form 4's (each such filing related to one transaction); Richard C. Becker was late in filing three Form 4's (each such filing related to one transaction); and Stanley J. Robboy and Joel B. Searcy were each late in filing four Form 4's. Davinder Sethi was late in filing one Form 3.


Item 10  Executive Compensation


                          SUMMARY COMPENSATION TABLE
                                Annual Compensation          Long Term
                                                           Compensation
                                                         Securities Under-
        Name and Principal      Year    Salary    Bonus    lying Options
        Position                          $          $            #

        David T. Mckay,         1999    160,000   20,000       76,500
         President and Chief    1998    160,000    9,334       50,000
         Executive Officer      1997    *93,334               150,000


* Represents salary from June 1, 1997 the date on which Mr. McKay commenced employment


EMPLOYMENT AGREEMENTS


        The Company entered entered into an Employment Agreement dated September 1997 employing David T. McKay as President and Chief Executive Officer of the Company for a two year year term. The employment agreement automatically extends for an additional two year provided that neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term or any extensions thereof. Mr. McKay is entitled to receive a base salary of $160,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. Mr. McKay's was also granted fully-vested options to purchase 50,000 shares of the common stock and an additional grant of options to purchase 100,000 share of the common stock of the Company which will vest at the rate of 25% per year.

        If Mr. McKay's employment is terminated as the result of constructive termination (as defined in the employment agreement) or by the Company without cause (as defined in the employment agreement), in addition to compensation and benefits accrued through the date of such termination, he will only be entitled to receive his base salary and all fringe benefits and additional bonus amounts for an additional (a) three months period or (b) six month period, respectively. Mr. McKay's employment agreement also includes a non-competitive, confidentiality, and indemnification provisions.

        The Company entered into an Employment Agreement, dated as of May 30, 1997, employing Richard C. Becker to serve as Vice President of the Company ending on December 31, 1999. The contract was extended for one year and will terminate on December 31, 2000. The term of the employment agreement will automatically renew for an additional one year if neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date. Pursuant to his employment agreement, Mr. Becker is to receive a base salary of $93,500 per annum; bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company; and certain other fringe benefits during the term of the agreement. Mr. Becker's employment agreement also includes a non-competitive, confidentiality, and indemnification provisions.

Stock Options Grants in Last Fiscal Year

                                                        Potential Realized
               Number of    % of Total                    Value at Assumed
              Securities       Options                     Annual Rates of
              Underlying    Granted to                         Stock Price
                 Options  Employees in Exercise  Expir-       Appreciation
                 Granted   Fiscal year    Price  ation     for Option Term
Name                 (#)        (%)      ($/sh)   Date       5%      10%(1)

David T. McKay    76,500       36.0%      2.50  7/13/09  $120,277  $304,795

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding beneficial ownership as of April 11, 2000 of the Company's Common Stock as to (i) each director of the Company, (ii) each of the Named Executive Officers, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and (iv) all directors and executive officers as a group. The information set forth below as to nominees, directors, and officers has been furnished to the Company by such nominee, officer or director.

                                                          Percent of Common
Name and Address of         Amount and Nature of          Stock (if over 1%)
Beneficial Owner            Beneficial Ownership          Owned Beneficially
Bruce J. Rogow                     869,147(1)                     21.5%
Winnie R. Rogow
220 Ocean Avenue
Marblehead, MA 01945

David T. McKay                     157,500(2)                      3.9%
1000 Main Street
Acton, MA  01720

Dr. Joel B. Searcy                 319,027(3)                      8.2%

Richard C. Becker                  119,625(4)                      3.0%

Arthur V. Josephson, Jr.            64,750(5)                      1.7%

Dr. Stanley J. Robboy              448,137(6)                     11.2%
104 Donegal Drive
Chapel Hill, NC  27514

Dr. Davinder Sethi                  33,208(7)                       *
37 East Ridge Road
Skillman, NJ  08559

BSI SA                             783,334(8)                     17.9%
Via Magatti 2
6900 Lugano
Switzerland

William J. Bell 1993 Trust         544,826(9)                     13.3%
10539 Bellagio Road
Los Angeles, CA  90077

Leonardo Capital Fund Limited      200,000(10)                     5.1%
Hemisphere Management (Ireland)
 Limited
4th Floor Frederick House
South Frederick Street
Dublin 2, Ireland

West Country Partners              337,500(11)                     8.5%
1917 Brittany Park
Camarillo, CA  93012



All directors and executive      2,011,394(12)                    44.1%
officers as a group (7 people)

*  Less than one percent



(1) As reported on an Amendment No.3 to the Schedule 13D filed with the Securities and Exchange Commission on January 6, 1999, filed by Bruce J. Rogow and Winnie R. Rogow relating to the beneficial ownership of (i) 5,000 shares of Common Stock held by Mr. Rogow's 401(k) account, (ii) 20,000 shares held by Mr. Rogow's retirement money purchase account, (iii) 62,000 shares of Common Stock held jointly, (iv) 15,000 shares held by Mrs. Rogow as custodian for Mr. and Mrs. Rogow's minor child, (v) 325,000 shares of Common Stock held by Rogow Opportunity Capital, LLC, a Massachusetts limited liability company ("Rogow Opportunity") of which Mr. and Mrs. Rogow are the sole members, (vi) warrants held by Rogow Opportunity exercisable at any time or from time to time prior to March 2, 2003, to purchase up to 31,250 shares of Common Stock at an exercise price of $4.25 per share, (vii) 206,897 shares of Common Stock from the conversion of a note, (viii) warrants exercisable at any time or from time to time prior to November 5, 2003, to purchase 120,000 shares of Common Stock at an exercise price of $2.50 per share, (ix) warrants exercisable at any time or from time to time prior to July 13, 2009, to purchase 68,000 shares of Common Stock at an exercise price of $2.50 per share, and (x) warrants exercisable at any time or from time to time prior to September 28, 2009, to purchase 10,000 shares of Common Stock at an exercise price of $3.19 per share, (xi) 6,000 shares issuable upon the exercise of 3 grants of currently exercisable director options at prices ranging $1.56 to $4.00.


(2) Includes 151,500 shares issuable upon the exercise of currently exercisable options.

(3) Includes 33,750 shares issuable upon the exercise of currently exercisable options.

(4) Includes 119,500 shares issuable upon the exercise of currently exercisable options.

(5) Includes 45,000 shares issuable upon the exercise of current exercisable options.

(6) [As reported on the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000 and updated based on Company records}, filed by Stanley J. Robboy relating to the beneficial ownership of (I) 173,500 shares of Common Stock held by Mr. Robboy, (ii) 109,091 shares of Common Stock from the conversion of Convertible Promissory note signed on November 6, 1998,(iii) 25,000 shares of common stock from the conversion of warrants, (iv) 136,500 shares issuable upon the exercise of currently exercisable options. .

(7) Includes 30,000 share issuable upon the exercise of currently exercisable options.

(8) Includes 150,000 shares of Common Stock issuable upon conversion of a $375,000 note convertible until May 14, 2001 at a conversion price of $2.50 per share, 150,000 shares issuable upon the exercise of warrants exercisable at any time from time to time prior to May 15, 2004 at an exercise price of $2.50 per share, 175,000 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to December 3, 2004 at an exercise price of $2.50 per share, and 66,667 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to April 11, 2005 at an exercise price of $3.50 per share.


(9) Includes 172,413 shares issuable upon the exercise of warrants exercisable at any time from time to time prior to November 12, 2003 at an exercise price of $1.45 per share, and 100,000 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to February 4, 2004 at an exercise price of $2.50 per share.


(10) Includes 100,000 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to December 12, 2004 at an exercise price of $2.50 per share.


(11)    Includes 29,500 shares of Common Stock held by James Schmitt;
80,000 shares held by West Country Partners; 14,000 shares of Common Stock issuable upon conversion of a $35,000 note convertible until May 15, 2001 at a conversion price of $2.50 per share, 14,000 shares issuable upon the exercise of warrants exercisable at any time from time to time prior to May 15, 2004 at an exercise price of $2.50 per share, 50,000 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to November 18, 2004 at an exercise price of $2.50 per share, and 50,000 shares issuable upon the exercise of warrants exercisable at any time or from time to time prior to March 29, 2005 at an exercise price of $3.50 per share.


(12) Includes 720,296 shares issuable upon the exercise of currently exercisable options held by all directors and officers of the Company as a group.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On February 8, 1999 the Company entered into an agreement with the William James Bell 1993 Trust. The Bell Trust loaned the Company $250,000 and was given a convertible promissory note. The note is convertible until February 7, 2001 into 100,000 shares of Common Stock at a price of $2.50 per share. In connection with the note the Bell Trust was granted a five year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share. On April 4, 2000 the Bell Trust converted this entire note to 100,000 shares of Common Stock. In addition on the same date the Trust also converted a convertible promissory note dated 11/13/98 to 172,413 shares of Common Stock.

On April 14, 1999 Dr. Stanley J. Robboy and Mr. Bruce Rogow converted their $300,000 promissory notes into 109,090 and 206,896 shares of Common Stock respectively. In addition Mr. Rogow, Dr. Robboy, Richard C. Becker and Dr Joel B. Searcy agreed to provide a credit facility for up to $300,000. Interest on these loans would be paid at 11% per annum. Warrants were awarded to the lenders if the notes are utilized for the balance of the note outstanding, for each six month period, at a rate of 1,000 warrants per $10,000 utilized, at the fair market value of the Company's shares on that date. On april 12, 2000 the credit line was increased to $425,000 and maturity dates was extended to June 1, 2001.

On May 14, 1999 the Company entered into an agreement with BSI SA, a financial institution in Lugano Switzerland. BSI SA loaned the Company $375,000 and was given a convertible promissory note. The note is convertible until May 13, 2001 into 150,000 shares of Common Stock at a price of $2.50 per share. In connection with the note, BSI SA was granted a five year warrant to purchase 150,000 shares of Common Stock at a price of $2.50 per share. In addition, on December 3, 1999 the Company issued 175,000 shares to BSI SA for an aggregate purchase price of $350,000 based on a purchase price of $2.00 per share. In connection with this agreement BSI SA was granted a five year warrant to purchase 175,000 shares of Common Stock at a price of $2.50 per share.

On May 16, 1999 the Company entered into an agreement with West Country Partners a California Limited Partnership of which James S. Schmitt is the General Partner. West Country Partners loaned the Company $35,000 and was given a convertible promissory note. The note is convertible until May 15, 2001 into 14,000 shares of Common Stock at a price of $2.50 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 14,000 shares of Common Stock at a price of $2.50 per share. In addition, on November 18, 1999 the Company issued 50,000 shares to West Country Partners for an aggregate purchase price of $100,000 based on a purchase price of $2.00 per share. In connection with this agreement West Country Partners was granted a five year warrant to purchase 50,000 shares of Common Stock at a price of $2.50 per share.

On December 14, 1999 the Company issued 100,000 shares to the Leonard Captial Fund in Dublin Ireland for an aggregate purchase price of $200,000 based on a purchase price of $2.00 per share. In connection with this agreement Leonard Capital fund was granted a five year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share.