Form 10QSB
period 2000-03-31
PAMET SYSTEMS INC
filed 2000-05-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 2000

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                3,475,238
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        March 31, 2000 and December 31, 1999

        Condensed Statements of Operations
        for the quarter ended March 31, 2000
        and 1999

        Condensed Statement of Cash Flows
        for the three months ended March 31,
        2000 and 1999

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       2000        1999
                                                    ---------  ------------
                                                        (unaudited)
CURRENT ASSETS
   Cash                                              $132,888     $40,207
   Accounts receivable, net of allowance for
      doubtful accounts of $110,000 and factored      214,292     619,066
      receivables
   Accounts Receivable, factored                       57,073      53,931
   Inventory, net of reserve of $15,000                14,415      11,745
   Prepaid expenses and other current assets           53,131      94,243
                                                       ------      ------
       TOTAL CURRENT ASSETS                           471,799     819,192

PROPERTY AND EQUIPMENT, net                           104,949     110,590
OTHER ASSETS                                            4,190       4,190
RESTRICTED CASH                                            --          --
BLDG LEASE DEPOSIT                                     80,000      80,000
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                114,137     130,442
                                                      -------     -------
       TOTAL ASSETS                                  $775,075  $1,144,414
                                                      =======   =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $550,000    $450,000
   Notes payable to related party                     175,000     175,000
   Due to Factor                                           --      57,496
   Accounts payable, trade                            904,118     688,292
   Accounts payable, related party                     28,363      32,241
   Current portion of accrued interest payable
    on long-term debt                                  77,279      54,894
   Current portion of deferred gain on sale of
    land and building                                  42,614      42,614
   Accrued expenses                                   586,260     436,625
   Deferred software maintenance revenue and
    unearned support revenue                          259,290     383,930
                                                      -------     -------
       TOTAL CURRENT LIABILITIES                    2,622,924   2,321,092

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                             74,309      86,511
DEFERRED GAIN on sale of land and building,
    net of current portion                            227,848     238,502
LONG TERM DEBT, net current portion                   835,000   1,185,000
                                                      -------   ---------
       TOTAL LIABILITIES                            3,760,081   3,831,105

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued                         --          --
   Common Stock, $.01 par value, 7,500,000 shares
    authorized; 3,475,238 issued and outstanding       34,752      32,852
   Additional paid-in Capital                       7,176,604   6,688,504
   Accumulated deficit                            (10,196,362) (9,408,047)
                                                   ----------   ---------
       TOTAL STOCKHOLDERS DEFICIT                  (2,985,006) (2,686,691)
                                                    ---------   ---------
       TOTAL LIABILITIES AND
       STOCKHOLDERS DEFICIT                          $775,075  $1,144,414
                                                      =======   =========

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended
                                         March 31
                                    ------------------

                                      2000       1999

Net sales                         $395,861   $395,790
Cost of product                    131,762    149,779
                                  --------   --------
                                   264,099    246,011

Operating expenses:
   Personnel costs                 551,342    395,794
   Rent, utilities and telephone    58,220     21,972
   Travel and entertainment         31,371     25,272
   Professional fees                41,082     68,280
   Depreciation and Amortization    28,963     20,335
   Research and Development        223,372    208,799
   Other operating expenses         79,911     62,636
                                  --------   --------

Total operating expenses         1,014,261    803,088

                                  --------   --------

Income (loss) from operations     (750,162)  (557,077)

Interest Income (expense), Net     (38,154)   (74,060)


Net Income (loss)                 (788,316)  (631,137)
                                   =======    =======

Earnings (loss) per common share    $(.23)      $(.25)
                                     =====       =====

Shares used in Computing        3,475,238   2,535,250
  Earnings per Share

          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 2000      March 31, 1999
                                         --------------      --------------



Net (loss)                                    $(788,316)         $(631,137)

Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
  Deferred gain on sale of land and building    (10,654)                --
  Depreciation and amortization                  45,269             20,335
  Interest payable                              (12,202)                --
  Capitalized software development costs             --            (58,242)

Change in assets and liabilities:
  Accounts receivable, trade                    404,774            189,060
  Accounts receivable, factored                  (3,142)            56,996
  Inventory                                      (2,670)            (9,321)
  Prepaid expenses and other current assets      41,112             13,514
  Restricted cash                                    --               (141)
  Due to factor                                 (57,496)           (65,980)
  Accounts payable                              215,826              2,439
  Accounts payable,related parties               (3,878)             1,427
  Accrued expenses                              149,635             44,219
  Accrued interest payable on long-term debt     22,385                 --
  Deferred software maintenance revenue and
    unearned support revenue                   (124,640)          (103,209)
                                                -------            -------
      Net cash used for operating activities   (123,997)          (540,040)
                                                -------            -------

Investing Activities

  Expenditures for property and equipment       (23,322)            (5,806)
                                                 ------              -----
      Net cash provided by/(used for)
       investing activities                     (23,322)            (5,806)
                                                 ------              -----

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 1999   March 31, 1998
                                           --------------   --------------

Financing activities:

  Proceeds from long-term debt-convertible
    promissory notes                                 --           350,000
  Proceeds from related party notes                  --           110,000
  Payment of mortgage                                --            (4,270)
  Issuance of capital stock                     240,000                64
  Net change line of credit-vendor                   --           128,286
                                               ---------          -------

      Net cash provided by financing
       activities                               240,000           584,080
                                                -------           -------

  Net increase (decrease) in cash                92,681            38,234
  Cash at beginning of period                    40,207            54,817
                                                 ------            ------
  Cash at end of period                         132,888            93,051
                                                =======            ======



Supplemental disclosure of cash
    flow information:

    Cash paid for interest:                     $34,590           $31,307


Summary of non-cash financing activites

 Conversion of convertible promissory notes
   to capital stock                             250,000                --





          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month period and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

     The results reported for the three months ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage and Subsequent Sale and Lease Back of Corporate Training,
         Development and Headquarters Facility

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

      On August 6, 1999 the Company sold the facility to Area Realty, LLC for $1,150,000 and signed a lease back agreement with the buyer for 7 years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 on deposit with the buyer. The balance on the first and second mortgages and all accrued interest were paid in full at the time of the sale. The sale of the building resulted in a gain of approximately $298,000 that the Company deferred and is recognizing as a reduction to rent expense over the term of the lease. The monthly rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the preceding year up to a maximum of three percent per annum.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations

Overview

        Pamet Systems, Inc. (the Company or Pamet Systems), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The Company's suite of products is composed of three major components: PoliceServer NT, FireServer NT, and CADServer NT. The Company also offers several companion products including Imaging, Mobile, Advanced Reporting, JailServer NT and Mapping. In October 1999, the Company announced a three year joint venture agreement with Hanahan Computer Designs of Milford, Connecticut to develop the next generation of laptop based crime scene investigation toolkits for the public safety market, "The Investigator's Toolkit". The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

        Although the Company's revenues for the 3 month period ended March 31, 2000 (the 2000 period) remained flat at $395,000 compared to the 3 month period ending March 31, 1999 (the 1999 period), the Company is experiencing strong bookings for its new NT-based products. Late in the 2000 period, the Company received an order from SM&A Corporation, the prime contractor for the Utica, NY Police Department. The SM&A Corporation has asked the Company to install the new PoliceServer NT records management system, the CADServer NT dispatch system and the Mobile system in Utica, NY. The Utica installation is part of the Central New York Law Enforcement Network Demonstration Project that is funded by the Department of Justice and this project will serve as a model of current law enforcement technology for mid-sized departments in the Central New York Area. The project is being managed by the National Law Enforcement Corrections Technology Center (NLECTC) in Rome, NY and it is expected that the New York project will serve as a model for installations within NLECTC's thirteen state jurisdiction. The Company's core products have been completely rebuilt using modern design tools and databases and the entire suite utilizes the Windows NT operating system. The Company believes that its fully integrated native NT suite of products is one of only a few on the market today and positions the Company for future revenue growth. The bookings for the second quarter of 2000 and beyond are primarily for the NT core products. However,the shift of sales back to the core NT products that was experienced late in 1999 was not reflected in the 2000 period revenues, as the first quarter 2000 sales were composed almost entirely of support revenues and the Mobile product.

        The Company has continued development on the NT product suite during the 2000 period. This development has focused on system refinements and added functionality resulting from knowledge gained from the installations and production utilization of the NT product in seven communities in three states. The company spent approximately $223,000 on external resources and $171,000 of dedicated internal personnel on the development effort in the 2000 period.

        The primary focus of management during the 2000 period has been in three areas: current revenue and development of a sales pipeline for the NT product; completion of the development, integration of new functionality, and system refinements; and the acquisition of adequate funding to enable growth. During the 2000 period, a Vice President of Marketing joined the Company and will focus on the development of an innovative communication, marketing and product packaging strategy. Together with the Company's Vice President of Sales, this team will direct the Company's sales and marketing efforts.

        The Company continues to believe that significant market opportunities exist for its suite of NT-based products based on the following factors.
Major federal grant programs continue to be announced that will infuse funding into the public safety market. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company continues to see increased emphasis on the coordination of public safety systems between neighboring town, county and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application. Despite all of these opportunities for sales growth, the Company remains hampered by the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

        Net sales in the 1999 period remained flat at $395,861 compared to $395,790 for the 1999 period. The revenues for the 2000 period were comprised of one FireServer NT system, one Imaging system, and fourteen add-on Mobile units compared with two hardware upgrades, two Imaging systems, and three Mobile systems in the 1999 period. Mobile sales in both the 2000 and 1999 periods represented 36.8% of revenues. Support revenues increased 14.7% to $181,269 for the 2000 period from $158,071 for the 1999 period reflecting the increase in the customer base from the 1999 period. Cost of product decreased 12.0% or $18,017 to $131,762 for the 2000 period from $149,779 for the 1999 period despite comparable revenues in the two periods. The resulting increase in gross margin from from 62.2% in the 1999 period to 66.7% in the 2000 period can be attributed to the increase in the support revenues, improvement in system margins, and additional revenue from services. Mobile and Imaging margins were consistent for the two periods.

        Operating expenses increased $211,173 or 26.3% to $1,014,261 for the 2000 period compared to $803,088 for the 1999 period primarily due to the addition of sales and marketing resources, continued spending on product development, and the sale and leaseback of the Company headquarters building. Gross expenditures, including capitalized spending on the NT suite of products during the first quarter of 1999 of $58,242, only reflect an increase $152,931 or 17.8%.

        Personnel costs increased 39.3% to $551,342 for the 2000 period compared to $395,794 for the 1999 period. The major reasons the for the increase in personnel spending were the hiring of a Vice President of Sales, a Vice President of Marketing, a Senior Database Engineer, a Product Development Engineer for the new "Investigator's Toolkit" and three contract employees focusing on forms and documentation for the NT product line. These salaries and the associated costs including FICA, Medicare, unemployment, and health insurance of these new employees constitute a significant portion of the increase. These resources support a shift in the Company's focus from development to sales and marketing. The engineering resources are necessary to support the NT product line on an ongoing basis. The Company will continue to add strategic personnel as necessary to support expected revenue growth with an expanded market. The Company also instituted an employee incentive plan late in 1997 that provides for awards based on achievement of Company goals set by the Board of Directors. The amount of this incentive has increased significantly from the 1999 period to the 2000 period.

       Rent, utilities and telephone increased 165.0% to $58,220 for the 2000 period from $21,972 for the 1999 period due primarily to the sale and lease back of the headquarters facility located in Acton, MA. The Company has agreed to lease the building for seven years on a triple net lease. (See Note
2) Travel and entertainment expenses increased $6,099 or 24.1% to $31,371 for the 2000 period from $25,272 for the 1999 period. This increase primarily reflects the additional travel related to sales, trade shows, and system installations outside Massachusetts. The Company has not replaced the salesperson in the Southeast region resulting in headquarters personnel covering that territory. Professional fees decreased 39.8% to $41,082 for the 2000 period from $68,280 for the 1999 period due to decreased legal fees and consulting expenses. The decrease in legal fees resulted from a reduction in services associated with the ongoing private placement of debt and equity financing and joint ventures. Consulting fees decreased as inhouse resources are now being used for product documentation projects. Depreciation and amortization expense increased 42.4% to $28,963 for the 2000 period from $20,335 for the 1999 period reflecting the amortization of the capitalized PoliceServer NT development expenditures. This increase was partially offset by the decrease in depreciation resulting from the sale of the headquarters building in August 1999.

        Research and development costs during the 2000 period increased $14,573 or 7.0% to $223,372 from $208,799 in the 1999 period. However, gross expenditures on research and development spending including the costs of outside resources, the deployment of current staff to product development and testing, and the capitalized 1999 spending of $58,242, was $394,335 in the 2000 period, an increase of 9.8% over gross 1999 spending of $359,268. During the final stages of the development cycle of the NT products, the Company continues to utilize outside resources and employees hired on short-term contracts to accomplish product development goals while minimizing the long term financial commitments of the Company. This stage includes refinement of the core products, interfaces to companion products, and utilities to migrate current customers from the VMS-based system to the NT-based system.

        Other operating expenses increased 27.6% to $79,911 for the 2000 period from $62,636 for the 1999 period primarily due to increases in marketing expenses, automobile repairs, and tax penalties.

        Net interest expense for the 2000 period decreased to $38,154 from $74,060 in the 1999 period reflecting the reversal of accrued interest expense on the $250,000 of convertible promissory notes converted to equity during the 2000 period. As specified in the convertible promissory notes, the accrued interest was not payable since the note was converted.

      The net loss for the 2000 period was $(788,316) or $(.23) per share compared to net loss of $631,137 or $(.25) per share for the 1999 period.
The loss is due primarily to increased operating expenses resulting from continued product development and refinement and the increased personnel costs which will position the Company for expected future revenue growth.


Liquidity and Capital Resources

        The Company's working capital was a deficit of $(2,151,125) at March 31, 2000 compared to a deficit of $(1,501,900) at December 31, 1999 due to the reduced sales, the impact of convertible promissory notes reclassified to current liabilities, and the additional personnel expenses associated with the increased corporate infrastructure.

        During the first quarter of 2000, the Company secured $150,000 of additional equity financing and received $90,000 from an investor who exercised the warrants issued with his convertible note. In addition, during the 2000 period three investors converted $250,000 of convertible promissory notes to equity. Subsequent to the end of the period, an additional $200,000 in equity financing was received and two investors converted $550,000 of convertible promissory notes to equity. During the quarter, loan commitments from directors were increased to $450,000 from $300,000. In general, the outstanding convertible debt funding accrues interest at 11%, has a two-year term, carries the option of conversion of the principal to common stock by the debt holder or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at the conversion price of $2.50.

        Cash increased to $132,888 at March 31, 2000 from $40,207 at December 31, 1999. Accounts receivable decreased to $214,292 at March 31, 2000 from $619,066 at December 31, 1999 due to the reduced sales for the 1999 period and the continued use of the receivables financing agreement with Silicon Bank.

        While resources necessary to fund the completion of the NT development program and provide working capital for operations continue to be a focus of concern for the Company, the Company believes that the additional funding which has been secured or committed, combined with sales of the Company's suite of NT-based products should ensure continued operations through the end of the year. If additional funds are required, the Board of Directors is willing to increase its investment or seek additional financing. Backlog at May ll, 2000 was approximately $1,020,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

        As of March 31, 2000, the Company had accumulated approximately $9,875,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforwards of $6,675,000 which expire between the years 2000 and 2004. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the"ownership change". Thus there is no restriction on its use.


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


Year 2000

The Company had no major problems reported from any of its customers at the beginning of year 2000. Other than some minor list orientation issues, the application functioned to specification and handled the transition from 1999 to 2000. Internally no problems were experienced with any of the administrative systems that the Company depends on for its operations.

Inflation

        Inflation has not had a significant impact on the Company's operations to date.


Forward Looking Statements

          This Form 10-QSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates"or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: market expectation for the NT operating environment; customer acceptance of the Company's NT products; Utica, NY project being the model for NLECTC; building a sales and marketing initiative; growth potential in the year 2000; adequacy of funding and corporate infrastructure to complete the NT development and support operations and anticipated growth;and economic and competitive factors affecting market growth. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as problems in the development of the NT products; insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly and forward-looking statements for any reason even if new information becomes available or other events occur in the future.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    c. Sales of Securities

       The Company issued the following securities in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemptions afforded by Sections 4(2) or 3(a)(9) thereof or Regulation S therunder, because they did not constitute sales under the Securities Act:

         On February 7, 2000, 40,000 shares of Pamet Systems Common Stock were issued to an investor for the aggregate price of $90,000 or $2.25 per share upon the exercise of warrants associated with his convertible promissory note. On March 20, 2000, 40,000 shares of Pamet Systems Common Stock were issued to the investor in exchange for the surrender of a $100,000 convertible promissory note.

        On March 15, 2000, 40,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $100,000 convertible promissory note.

        On March 29, 2000, 20,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $50,000 convertible promissory note.

        On March 29, 2000, the Company sold 50,000 shares of Pamet Systems Common Stock for an aggregate price of $150,000 or $3.00 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 50,000 shares of common stock at a price of $3.00 per share.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    None

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

       4.26   Warrant issued to West Country Partners dated March 29, 2000

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



            May 15, 2000                  (s) Richard C. Becker
    _______________________________       ______________________
                Date                      Richard C. Becker
                                          Vice President
                                          Principal Financial Officer

  Exhibit 4.26: Warrant issued to West Country Partners Dated March 29, 2000


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


Void after 5:00 p.m. Eastern Standard Time, on March 29, 2005.


                      WARRANT TO PURCHASE COMMON STOCK

                                    OF

                            PAMET SYSTEMS, INC.


        FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing March 30, 2000, and prior to 5:00 P.M., Eastern Standard Time, on March 29, 2005, a total of Fifty Thousand (50,000) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of One Hundred Seventy Five Thousand Dollars ($175,000) (computed on the basis of $3.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock,"
(ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

        This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

        1.      Exercise of Warrant.

        (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing March 30, 2000, and prior to 5:00 P.M., Eastern Standard Time, on March 29, 2005, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

                "The shares of common stock represented by this certificate have not been registered under the Securities Act of 1933, as amended, and may not be sold, offered for sale, assigned, transferred or otherwise disposed of unless registered pursuant to the provisions of that Act or an opinion of counsel to the Company is obtained stating that such disposition is incompliance with an available exemption from such registration."

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

        8. Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to:

        (a) the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder,or

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