Form 10QSB
period 2000-06-30
PAMET SYSTEMS INC
filed 2000-08-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           ______________________________

                                     FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended June 30, 2000

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


1000 Main Street, Acton, Massachusetts                01720
___________________________________________________________________________

(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code    (978) 263-2060
                                                   ________________________

Check whether the issurer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes_X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                3,855,860
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             June 30, 2000 and December 31, 1999

             Condensed Statements of Operations
             for the quarter ended June 30, 2000
             and 1999 and six month period ended
             June 30, 2000 and 1999

             Condensed Statement of Cash Flows
             for the six months ended June 30,
             2000 and 1999

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                          June 30,     December 31,
                                                     2000             1999
                                                ---------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                     $ 21,480          $ 40,207
        Accounts receivable, net of allowance
         for doubtful accounts of $60,000 and
         factored receivables                     285,430           619,066
        Accounts receivable, factored              41,011            53,931
        Inventory, net of reserve of $15,000       11,067            11,745
        Prepaid expenses and other current
         assets                                    47,629            94,243

                 TOTAL CURRENT ASSETS             406,617           819,192

PROPERTY AND EQUIPMENT, net                       100,264           110,590
OTHER ASSETS                                        4,190             4,190
BUILDING LEASE DEPOSIT                             80,000            80,000
CAPITALIZED SOFTWARE DEVELOPMENT COSTS             97,832           130,442

                 TOTAL ASSETS                   $ 688,903       $ 1,144,414
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt         760,000           450,000
        Notes payable to related party            335,000           175,000
        Due to factor                                ----            57,496
        Accounts payable, trade                   910,352           688,292
        Accounts payable, related party            42,812            32,241
        Current portion of accrued interest
         payable on long-term debt                 97,487            54,894
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          647,601           436,625
        Deferred software maintenance revenue     107,431           383,930

                TOTAL CURRENT LIABILITIES       2,943,297         2,321,092

ACCRUED INTEREST PAYABLE on long-term debt,
    less current portion                             ----            86,511
DERERRED GAIN on sale of land and building,
    net of current portion                        217,195           238,502
LONG TERM DEBT, less current portion               75,000         1,185,000

                TOTAL LIABILITIES               3,235,492         3,831,105

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued
        Common Stock, $.01 par value,
         7,500,000 shares authorized;
         3,855,860 issued and outstanding          38,559           32,852
        Additional paid-in Capital              7,938,395        6,688,504
        Accumulated deficit                   (10,523,543)      (9,408,047)

               TOTAL STOCKHOLDERS EQUITY       (2,546,589)      (2,686,691)

               TOTAL LIABILITIES AND
               STOCKHOLDERS EQUITY            $   688,903      $ 1,144,414
                                               ==========       ==========

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                               Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                               ------------------       ----------------

                                 2000       1999        2000        1999
Net sales                      $668,518   $576,594   $1,064,379    $972,384
Cost of product                  94,734    234,058      226,496     383,836
                               --------   --------     --------   ---------
                                573,784    342,536      837,883     588,548

Operating expenses:
    Personnel costs             577,410    515,436    1,128,752     911,230
    Rent, utilities, telephone   61,554     24,780      119,774      46,752
    Travel and entertainment     28,822     36,814       60,194      62,086
    Professional fees            49,021     41,427       90,103     109,707
    Depreciation                 29,431     20,723       58,394      41,058
    Research and development     71,645      7,157      295,017     215,956
    Other operating expenses    101,631     90,936      181,542     153,572
                               --------    -------      -------     -------
Total operating expenses        919,514    737,273    1,933,776   1,540,361

                                -------    -------    ---------   ---------

Income(loss) from operations   (345,730)  (394,737) $(1,095,893)   (951,813)

Interest income(expense), net    18,550    (49,171)     (19,603)   (123,232)

Net income(loss)              $(327,180) $(443,908) $(1,115,496)$(1,075,045)
                                ========   =======    =========   =========

Earnings(loss) per common
  share                           $(.08)    $(.15)       $(.29)      $(.37)
                                    ===       ===          ===         ===

Shares used in computing      3,855,860  $2,891,188    3,855,860   2,891,188
    earnings per share




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2000   June 30, 1999
                                              -------------   -------------

Cash flows provided by (used in)
        operating activities:

Net loss                                      $(1,115,496)     $(1,075,045)

Adjustments to reconcile net loss to net
cash provided by operating activities:
        Deferred gain on sale of land and
         building                                 (21,307)            ----
        Depreciation and amortization              58,394           41,058
        Capitalized software development costs       ----         (375,991)

Changes in operating assets and liabilities:
        Accounts receivable, trade                324,397          (47,176)
        Accounts receivable, factored              12,920           54,446
        Inventory                                     678          (15,275)
        Prepaids and other current assets          55,853           10,664
        Restricted cash                              ----             (284)
        Deposits                                     ----             ----
        Due to factor                             (57,496)         (65,980)
        Accounts payable, trade                   222,060          180,803
        Accounts payable, related party            10,571              167
        Deferred software maintenance revenue    (276,499)        (228,179)
        Accrued expenses and other current
         liabilities                              210,976          205,350
        Accrued interest payable on long-term
         debt                                     (43,918)            ----
                                                  -------           ------

        Total adjustments                         496,629         (240,397)

        Net cash provided by (used in)
          operating activities                   (618,867)      (1,315,442)

Cash flows from investing activities:

        Expenditures for property & equipment     (15,458)         (33,565)
                                                   ------           ------
        Net cash used in investing activities     (15,458)         (33,565)



Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2000   June 30, 1999
                                              -------------   -------------

Cash flows from financing activities:

        Proceeds from long-term debt-
         convertible promissory notes                 ----         510,000
        Proceeds from related party notes          160,000         175,000
        Payment of related party notes                ----            ----
        Payment of mortgage                           ----          (7,117)
        Net change line of credit-vendor              ----        (113,289)
        Issuance of capital stock                  455,598         650,094
        Proceed from second mortgage                  ----         100,000
                                                 ---------       ---------
        Net cash provided by financing
          activities                               615,598       1,314,688

        Net increase(decrease) in cash             (18,727)        (34,319)

        Cash and cash equivalents at
          beginning of period                       40,207          54,817
        Cash and cash equivalents at
          end of period                            $21,480         $20,498
                                                    ======         =======

 Supplemental disclosure of cash flow
  information:

        Cash paid for interest:                    $75,015         $70,262


Summary of non-cash financing activities:

Conversion of convertible promissory notes
 to capital stock                                 $800,000        $600,000

Note payable-related party repaid by issuance
 of capital stock                                     ----          50,000

Research and development costs financed through
 line of credit-vendor and accounts payable,
 trade                                                ----         180,066

Line of credit-vendor and accounts payable,trade
 converted to long-term debt-convertible
 promissory note                                      ----         350,000



See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note (1) Statement Presentation

        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six month periods and changes in cash flows for the six month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

        The results reported for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Overview

        Pamet Systems, Inc. (the Company or Pamet Systems), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service. The Company's suite of products is composed of three major components: PoliceServer NT, FireServer NT, and CADServer NT. The Company also offers several companion products including Imaging, Mobile Access, Advanced Reporting, Mapping, Investigator's Tool Kit and JailServer NT. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

        The Company's revenues for the three month period and six month period ended June 30, 2000 increased 15.9% and 9.5% respectively over revenues for the comparable periods in 1999. These revenues reflect the NT system software sales expected with the completion of the NT development program accompanied by sales of the Company's companion products. In addition, the Company's installed customer base is now focusing on using available funding to migrate to the NT platform and moving away from adding companion products to their VMS-based systems.

        The Company's core products have been completely rebuilt using modern design tools and databases and the entire suite utilizes the Windows NT operating system. The Company believes that its fully integrated suite of NT products is one of only a few on the market today and positions the Company for future revenue growth. During the 2000 period, the Company installed the PoliceServer NT records management system and CADServer NT dispatch system in the Utica, New York police department. This systems is part of the Central New York Law Enforcement Network Demonstration Project that is funded by the Department of Justice. This project will serve as a model of current law enforcement technology for mid-sized departments. The New York project is managed by the National Law Enforcement Corrections Technology Center (NLECTC) in Rome, NY and it is expected that this project will serve as a model within NLECTC's thirteen state jurisdiction.

        During the first six months of 2000, the Company continued development on the NT product suite focusing on system refinements and added functionality. The knowledge gained from new installations in nine communities and the migration of twelve customers to the NT product has driven the continuing development work. During the first half of 2000, the Company spent approximately $295,000 on external resources and $379,000 of dedicated internal personnel on the development effort.

        The primary focus of management continues to be in three areas: current revenues and the development of a sales pipeline for the NT product; the completion of the business plan and the acquisition of adequate funding for future growth; and the completion of the development program by adding new functionality and system refinements.

        The Company continues to believe that significant market opportunities exist for its suite of NT-based products based on the following factors.
The continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve efficiency and effectiveness of their public safety resouces support the belief that the market for the Company's products will continue to grow. The company continues to see increased emphasis on the coordination of public safety systems between neighboring town, county and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application and the Company has the system and networking skill and experience required to support such applications. Despite all of these opportunities for sales growth, the Company remains hampered by the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process as well as inadequate funding for marketing and additional development. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.




Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

        Net sales for the three month period ended June 30, 2000 (the 2000 period) increased 15.9% to $668,518 from $576,594 for the three month period ended June 30, 1999 (the 1999 period). The revenues for the 2000 period reflected increased new system sales that included one or more of the Company's companion products. PoliceServer NT, CADServer NT, and FireServer NT system revenue represents 28.2% of the total as compared to 1.2% in the 1999 period. The revenues for the 2000 period include one PoliceServer NT system including CADServer NT and Mobile, one FireServer NT system including CADServer NT, four Imaging systems, three Advanced Reporting/Query systems, one JailServer NT system, and seven VMS customer migrations to NT. The 1999 period consisted of eight new Mobile systems, one Imaging system, four Query systems, and one Mapping system. Mobile sales dropped to 16.6% of net hardware and software sales in the 2000 period compared to approximately 55.4% in the 1999 period. The Company's VMS customers are earmarking available funds for migration fees to the NT platform rather than adding additonal companion products. These VMS customers receive the NT software at no charge, however, they must pay for installation, training, and data conversion. Support revenues increased 23.3% to $191,050 for the 2000 period from $154,960 for the 1999 period reflecting the increase in the customer base from the 1999 period and the higher support base and rates charged on the NT product. Annual software support and update service for the NT customers is 19% of the price of the software or list price for migrating customers, an increase from the 14% of the system software purchase price that VMS customers have historically paid.

        Cost of product decreased 59.5% or $139,324 to $94,734 for the 2000 period from $234,058 for the 1999 period. The resulting increase in gross margin from 59.4% in the 1999 period to 85.8% in the 2000 period reflected the trend toward software only sales for all products, the use of state bid list contractors to purchase hardware and the Company's software, and continued favorable margins on support revenues. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company, but significantly increases margins.

        Operating expenses reflected an increase of $182,241 or 24.7% to $919,514 for the 2000 period compared to $737,273 for the 1999 period primarily due to the capitalization of $317,749 of NT product development costs during the 1999 period. 1999 gross expenses including capitalized development costs were $1,055,022. Comparing gross expenditures, the 2000 period shows a decrease of 12.8% from the 1999 period which is due to the completion of the major portion of the NT development program. Gross research and development expenditures excluding inhouse personnel in the 2000 period showed a decrease of $253,261 or 77.9% over the 1999 levels. During the development cycle of the NT products, the Company used outside resources to accomplish product development goals while minimizing the long-term financial commitments of the Company. As the NT products moved to a production environment, management has increased internal engineering resources ensuring timely completion of the development and enhancements and ongoing inhouse product support capability.

        Personnel costs increased 12.0% or $61,974 to $577,410 for the 2000 period compared to $515,436 for the 1999 period. Additional resources are focused on state forms development for the NT product line and the implementation of a cohesive sales and marketing effort. Rent, utilities and telephone increased 148.4% to $61,554 for the 2000 period from $24,780 for the 1999 period due primarily to the sale and lease back of the headquarters facility located in Acton, MA. The Company has agreed to lease the building for seven years on a triple net lease (See Note 2). In addition, telephone expense increased due to the addition of personnel and increased support outside Massachusetts. Travel and entertainment expenses decreased 21.7% to $28,822 for the 2000 period from $36,814 for the 1999 period The 2000 period reflected significantly less airfare as installations during the 2000 period were concentrated in the Northeast. Professional fees increased 18.3% to $49,021 for the 2000 period from $41,427 for the 1999 period primarily due an increase in accounting fees associated with the 1999 audit. Depreciation expense increased 42.0% to $29,431 for the 2000 period from $20,723 for the 1999 period reflecting the amortization of the capitalized PoliceServer NT development expenditures. This increase was partially offset by the decrease in depreciation resulting from the sale of the headquarters building in August 1999. As discussed above, research and development expenditures reflected an increase due to the capitalization of $317,749 during the 1999 period, however, gross research and development actually decreased 77.9% from 1999 levels. Other operating expenses increased 11.8% to $101,631 for the 2000 period from $90,936 for the 1999 period. Increases in tax penalties were offset by decreases in internet access and cleaning and maintenance.

        Net interest income for the 2000 period was $18,550 compared to net interest expense of $49,171 for the 1999 period. The reversal of accrued interest expense on $550,000 of convertible promissory notes converted to equity during the 2000 period more than offset the interest expense associated with the remaining notes and the receivables financing agreement. As specified in the convertible promissory notes, the accrued interest was not payable since the note was converted.

        The net loss for the 2000 period was $(327,180) or $(.08) per share compared to net loss of $(443,908) or $(.15) per share for the 1999 period. The loss is due primarily to continuing product development costs and increased personnel costs which will position the Company for expected future revenue growth.


Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

        Net sales for the six month period ended June 30, 2000 (the 2000 period) increased $91,995 or 9.5% to $1,064,379 from $972,384 for the six month period ended June 30, 1999 (the 1999 period). The increase in sales reflects increased NT system software sales and support revenues offset by decreases in Mobile revenues. New system sales increased 228.7% from the 1999 period to the 2000 period and represent 20.5% of sales in the 2000 period. Support revenues increased 18.9% to $372,319 in the 2000 period compared to $313,031 in the 1999 period reflecting the increase in the customer base and rates. Support revenues accounted for 35.0% of revenues in the 2000 period. Especially in the latter half of the period, VMS customers used available funds to migrate to the NT platform, rather than adding companion products to their VMS systems which adversely affected Mobile revenues. Cost of product decreased 41.0% to $226,496 for the 2000 period from the $383,836 for the 1999
period.   Gross margin increased to 78.7% for the 2000 period from 60.5% for the 1999 period. The improvement in margin can be attributed to significant increases in new NT system sales and software only sales. Some customers purchase their hardware directly from the state bid list thereby increasing the higher margined software component of these sales.

        Net operating expenses increased $393,415 or 25.5% to $1,933,776 for the 2000 period compared to $1,540,361 for the 1999 period. However gross operating expenses for the 1999 period, including capitalized development costs of $375,991, were $1,916,352. On a gross basis, operating expenses reflect a 1.0% increase from the 1999 period to the 2000 period. Gross research and development expenditures excluding inhouse personnel decreased significantly from $591,947 in the 1999 period to $295,017 in the 2000 period reflecting the completion of major portions of the NT development effort.

         Personnel costs increased 23.9% to $1,128,752 for the 2000 period from $911,230 for the 1999 period. As the Company's development program winds down, the Company has added engineering and support resources for ongoing refinements, testing, documentation, forms and support for the NT suite of products. In addition, the Company added key sales and marketing resources to develop a cohesive sales and marketing effort for the NT product line. These resources have supported a shift in the Company's focus from development to sales and marketing. Rent, utilities and telephone expenses increased $73,022 or 156.2% to $119,774 for the 2000 period from $46,752 for the 1999 period. This increase can be attributed to the sale and lease back of the headquarters facility in August 1999 and increases in telephone expense. Travel and entertainment expenses decreased 3.0% to $60,194 for the 2000 period from $62,086 for the 1999 period. Significant decreases in airfare were the result installations being clustered in the Northeast during the 2000 period. This decrease was partially offset by increases in employee mileage and meals. Professional fees decreased 17.9% to $90,103 for the 2000 period from $109,707 for the 1999 period due to the decreases in consulting expenses for product documentation services, the cost of a financial consultant, and in legal fees associated with the ongoing private placement of debt and equity financing and joint ventures. These decreases were partially offset by increase in accounting fees in conjunction with the 1999 year end audit. Depreciation expense increased 42.2% to $58,394 for the 2000 period from $41,058 for the 1999 period reflecting the amortization of capitalized PoliceServer NT development. A reduction in depreciation resulting from the sale of headquarters building partially offset the software amotization. As discussed above, net research and development expenses reflected a decrease of $79,061 due to the capitalization of development spending in the 1999 period. On a gross basis, research and development decreased significantly in the 2000 period as the NT program nears completion. Other operating expenses increased 18.2% to $181,542 for the 2000 period from $153,572 for the 1999 period. Increases in tax penalties are offset by decreases in internet access and cleaning and maintenace.

        Net interest expense was $19,603 for the 2000 period compared to $123,232 for the 1999 period. This decrease reflects the reversal of accrued interest associated with the conversion of $800,000 convertible promissory notes to equity in the 2000 period.

        The net loss for the 2000 period was $(1,115,496) or $(.29) per share compared to a net loss of $(1,075,045) or $(.37) per share for the 1999 period. The loss for the period was attributable to the significant spending associated with the commitment to build the Company's infrastructure to meet anticipated future business.

Liquidity and Capital Resources

        The Company's working capital deficit deteriorated to $(2,536,680) at June 30, 2000 from a deficit of $(1,501,900) at December 31, 1999 due to the impact of convertible promissory notes reclassified to current liabilities and continued spending to build the corporate infrastructure and complete the NT refinements and enhancements.

        During the first six months of 2000, the Company secured $350,000 of additional equity financing and received $90,000 from an investor who exercised the warrants issued with his convertible note. In addition, five investors converted $800,000 of long-term convertible promissory notes to equity. During the first half of 2000, loan commitments from directors were increased to $450,000 from $300,000 and the Company used $335,000 of the available loan commitments. At June 30, 2000 $760,000 of convertible promissory notes remain outstanding as current liabilities and $75,000 remain as long term debt.. In general, the outstanding convertible debt funding accrues interest at 11%, has a two year term, carries the option of conversion of the principal to common stock by the debt holder, or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at the conversion price of $2.50.

        Cash decreased to $21,480 at June 30, 2000 from $40,207 at December 31, 1999. Accounts receivable decreased to $285,430 at June 30, 2000 from $619,066 at December 31, 1999 due to lower sales in the first half of 2000 and the continued use of the receivables financing agreement with Silicon Bank.

        While the resources necessary to complete enhancements and refinements to the NT suite of products and to build a corporate infrastructure to support anticipated future growth remain a focus and concern for Company management, the Company believes that additonal funding which has been committed combined with sales of the NT-based suite of products should ensure continued operations through end of the year. The Company is continuing to consider projects to increase its cash position such as, mergers, acquisitions or other business combinations. Currently the Company is completing a business plan and to support this process. Backlog at June 30, 2000 was $764,000.

        As of June 30, 2000, the Company had accumulated approximately $10,200,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforward of approximately $7,000,000 which expire between the years 2000 and 2004. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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


Year 2000

        The Company had no major problems reported from any of its customers at the beginning of year 2000. Other than some minor list orientation issues, the application functioned to specification and handled the transitions from 1999 to 2000. Internally no problems were experienced with any of the administrative systems that the Company depends on for its operations.


Inflation

        Inflation has not had a significant impact on the Company's operations to date.


Forward Looking Statements

    This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding for the completion of the NT enhancements and refinements and to operate the Company;plans for raising capital, market expectation for the NT operating environment; customer acceptance of the NT products and the related anticipated sales growth; building a sales and marketing initiative; Utica, NY project being the model for NLECTC; law enforcement trends regarding E911 and multijurisdiction systems; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to complete development and operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10 Q could cause such views, assumptions and factors and the Company's results of operations to be materially different.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        c. Sales of Securities

                The Company issued the following securities in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemptions afforded by Sections 4(2) or 3(a)(9) thereof or Regulation S thereunder, because they did not constitute sales under the Securities Act:

                On April 4, 2000, 272,414 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of two $250,000 convertible promissory notes.

                On April 5, 2000, 20,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $50,000 convertible promissory note.

                On April 11, 2000, the Company sold 66,667 shares of Pamet Systems Common Stock for an aggregate price of $200,000 or $3.00 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 66,667 shares of common stock at a price of $3.50 per share.

Item 3 - Defaults Upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

        None

Item 5 - Other Information

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

       4.27   Warrant issued to BSI SA dated April 10, 2000

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



         August 15, 2000                      Richard C. Becker
_______________________________               ______________________
              Date                            Richard C. Becker
                                              Vice President
                                              Principal Financial Officer


                                EXHIBIT 4.27

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

     10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 10th day of April, 2000.


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