Form 10QSB
period 2000-09-30
PAMET SYSTEMS INC
filed 2000-11-14
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           ______________________________

                                     FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended September 30, 2000

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
                                                     Yes_X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                3,965,610
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             September 30, 2000 and December 31, 1999

             Condensed Statements of Operations
             for the quarter ended September 30, 2000 and 1999 and nine month period ended
             September 30, 2000 and 1999

             Condensed Statement of Cash Flows
             for the nine months ended September 30,
             2000 and 1999

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                     September 30,     December 31,
                                                     2000             1999
                                                ---------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                     $  8,340          $ 40,207
        Accounts receivable, net of allowance
         for doubtful accounts of $60,000 and
         factored receivables                     327,793           619,066
        Accounts receivable, factored              17,146            53,931
        Inventory, net of reserve of $15,000       19,616            11,745
        Prepaid expenses and other current
         assets                                    16,076            94,243

                 TOTAL CURRENT ASSETS             388,971           819,192

PROPERTY AND EQUIPMENT, net                        95,024           110,590
OTHER ASSETS                                        4,190             4,190
BUILDING LEASE DEPOSIT                             80,000            80,000
CAPITALIZED SOFTWARE DEVELOPMENT COSTS             81,527           130,442

                 TOTAL ASSETS                   $ 649,712       $ 1,144,414
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt         760,000           450,000
        Notes payable to related party            335,000           175,000
        Due to factor                                ----            57,496
        Accounts payable, trade                   611,117           688,292
        Accounts payable, related party             8,667            32,241
        Current portion of accrued interest
         payable on long-term debt                120,638            54,894
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          546,605           436,625
        Customer deposits                         148,115              ----
        Deferred software maintenance revenue     628,709           383,930

                TOTAL CURRENT LIABILITIES       3,201,465         2,321,092

ACCRUED INTEREST PAYABLE on long-term debt,
    less current portion                             ----            86,511
DEFERRED GAIN on sale of land and building,
    net of current portion                        206,542           238,502
LONG TERM DEBT, less current portion               75,000         1,185,000

                TOTAL LIABILITIES               3,483,007         3,831,105

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued
        Common Stock, $.01 par value,
         7,500,000 shares authorized;
         3,965,610 issued and outstanding          39,656           32,852
        Additional paid-in Capital              8,137,493        6,688,504
        Accumulated deficit                   (11,010,444)      (9,408,047)

               TOTAL STOCKHOLDERS EQUITY       (2,833,295)      (2,686,691)

               TOTAL LIABILITIES AND
               STOCKHOLDERS EQUITY            $   649,712      $ 1,144,414
                                               ==========       ==========

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                               Three Months Ended      Nine Months Ended
                                 September 30,            September 30,
                               -------------------   ----------------------

                                 2000       1999        2000        1999
Net sales                      $439,713   $530,907   $1,504,092  $1,503,291
Cost of product                  93,453    184,628      319,949     568,465
                                -------    -------    ---------   ---------
                                346,260    346,279   $1,184,143     934,826

Operating expenses:
    Personnel costs             487,061    516,835    1,615,814  $1,428,065
    Rent, utilities, telephone   48,717     46,061      168,491      92,813
    Travel and entertainment     30,719     37,169       90,913      99,255
    Professional fees            30,481     26,162      120,584     135,869
    Depreciation                 30,277     20,398       88,670      61,456
    Research and development     39,540    (61,499)     334,557     154,458
    Other operating expenses    122,944     63,141      304,486     216,712
                                -------    -------    ---------   ---------
Total operating expenses        789,739    648,267    2,723,515   2,188,628

                                -------    -------    ---------   ---------

Income(loss) from operations   (443,479)  (301,988)  (1,539,372) (1,253,802)

Interest income(expense), net   (43,422)   (75,623)     (63,025)   (198,855)

Net income(loss)              $(486,901) $(377,611) $(1,602,397)$(1,452,657)
                                =======    =======    =========   =========

Earnings(loss) per common
  share                           $(.12)    $(.13)       $(.40)      $(.47)
                                    ===       ===          ===         ===

Shares used in computing      3,965,610  $2,896,613    3,965,610   2,896,613
    earnings per share




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                   Nine Months Ended
                                     September 30, 2000  September 30, 1999
                                     ------------------  ------------------

Cash flows provided by (used in)
        operating activities:

Net loss                                   $(1,602,397)         $(1,452,656)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
        Deferred gain on sale of land
         and building                          (31,960)              (6,481)
        Depreciation and amortization           88,670               61,456
        Capitalized software development
         costs                                    ----             (689,952)

Changes in operating assets and
 liabilities:
        Accounts receivable, trade             291,273              (12,480)
        Accounts receivable, factored           36,785               35,568
        Inventory                               (7,871)              (6,628)
        Prepaids and other current assets       78,167               10,803
        Other assets and restricted cash          ----               28,534
        Deposits                                  ----              (80,000)
        Due to factor                          (57,496)             (65,980)
        Accounts payable, trade                (77,175)            (101,361)
        Accounts payable, related party        (23,574)             (14,193)
        Deferred software maintenance
         revenue                               244,779              322,027
        Accrued expenses and other
         current liabilities                   109,175               45,447
        Accrued interest payable on
         long-term debt                        (20,767)              82,393
        Customer deposits                      148,115                 ----
                                             ----------          ----------

        Total adjustments                      778,926             (390,847)

        Net cash provided by (used in)
         operating activities                 (823,471)          (1,843,503)

Cash flows from investing activities:

        Expenditures for property &
         equipment                             (24,189)             (47,555)
        Proceeds from the sale of 1000
         Main                                     ----            1,086,845
                                               --------           ---------
        Net cash used in investing
         activities                            (24,189)           1,039,290



Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                      September 30, 2000 September 30, 1999
                                      ------------------ ------------------

Cash flows from financing activities:

        Proceeds from long-term debt-
         convertible promissory notes               ----          1,110,000
        Proceeds from related party notes        160,000            175,000
        Payment of related party notes              ----              ----
        Payment of mortgage                         ----           (579,743)
        Net change line of credit-vendor            ----            (79,699)
        Issuance of capital stock              1,455,793            655,939
        Proceed from second mortgage                ----            100,000
        Conversion of convertible
         promissory notes to capital stock      (800,000)          (600,000)
                                               ----------          ---------
        Net cash provided by financing
          activities                             815,793            781,497

        Net increase(decrease) in cash            31,867            (22,716)

        Cash and cash equivalents at
          beginning of period                     40,207             54,817
        Cash and cash equivalents at
          end of period                           $8,340            $32,101
                                                  ======            =======

 Supplemental disclosure of cash flow
  information:

        Cash paid for interest:                   $85,943           $49,171


Summary of non-cash financing activities:

Conversion of convertible promissory notes
 to capital stock                                 $800,000        $600,000

Note payable-related party repaid by issuance
 of capital stock                                     ----          50,000

Research and development costs financed through
 line of credit-vendor and accounts payable,
 trade                                                ----         180,066

Line of credit-vendor and accounts payable,trade
 converted to long-term debt-convertible
 promissory note                                      ----         350,000



See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note (1) Statement Presentation

        In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine month periods and changes in cash flows for the nine month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

        The results reported for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

        On August 6, 1999, the Company sold the facility to Area Realty, LLC for $1,150,000 and signed a lease back agreement with the buyer for 7 years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 on deposit with the buyer. The balance on the first and second mortgages and all accrued interest were paid in full at the time of the sale. The sale of the building resulted in a gain of approximately $298,000 that the Company deferred and is recognizing as a reduction to rent expense over the term of the lease. The monthly rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the preceding year up to a maximum of three percent per annum. Based on the above provision, the monthly rent was increased to $13,386.63.

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

         The Company's year-to-date 2000 revenues remained flat with revenues for the comparable period in 1999. Increases in new NT system sales, VMS customer migrations, and software support revenues are being offset by decreases in sales of the Mobile, add on hardware, and Advanced Reporting. The Company's installed customer base continues to be supportive of Pamet's products and is now focusing on using available funding to migrate to the NT platform. This allocation of funding has had an adverse impact on revenues generated from adding companion products to their VMS-based systems. In addition, the Company is experiencing delays in the procurement of new systems by prospective customers as a result of the significant changes taking place in the market. Rapidly changing technology has left many companies in the public safety software business scrambling to stay current. The simplest and least expensive alternative to quickly update an aging system is to add a graphical user interface frontend to an outdated database. Although this solution limits functionality and flexibility, many of the small businesses in the public safety market resorted to this alternative due to financial and time constraints. In addition, the market is beginning to restructure itself as mergers, acquisitions, and partnerships are announced that will help many companies meet the markets demands. The technology issues and market restructuring have injected uncertainty into the marketplace.

        Pamet's core products have been completely rebuilt using modern design tools and databases and the entire suite utilizes the Windows NT operating system. The Company believes that its fully integrated suite of NT products is one of only a few on the market today and that the investment in the NT product suite positions the Company for future revenue growth. During the third quarter of 2000, the Company completed a Business Plan that identified the size of the public safety market, developed a three to five year revenue growth plan for the Company, and pinpointed the necessity of Pamet investing in sales and marketing resources to capitalize on the investment in the suite of NT products and the Company's experienced installation and support team. The Company recently announced the addition of sales resources in the Northeast and is actively recruiting in the Southeast and Midwest regions. During the year 2000, the Company installed the PoliceServer NT records management system and CADServer NT dispatch system in the Utica, New York police department. This system is part of the Central New York Law Enforcement Network Demonstration Project that is funded by the Department of Justice. This project will serve as a model of current law enforcement technology for mid-sized departments. The New York project is managed by the National Law Enforcement Corrections Technology Center (NLECTC) in Rome, NY and it is expected that this project will serve as a model within NLECTC's thirteen state jurisdiction.

        During the first nine months of 2000, the Company continued development on the NT product suite focusing on system refinements and added functionality. The knowledge gained from new NT installations in ten communities and the migration of VMS customers to the NT product has driven the continuing development work. During the first nine months of 2000, the Company spent approximately $335,000 on external resources and $600,000 of dedicated internal personnel on the development effort.

         The primary focus of management continues to be in three areas: current revenues and the development of a sales pipeline for the NT product; the implementation of the business plan and the acquisition of adequate funding for future growth; and the completion of the development program by adding new functionality and system refinements. As stated above, the Company recently added new sales resources in the Northeast, and it also has made significant progress implementing the sales and marketing plan through introducing newly designed collateral materials, enhancing the Company's web site, attending trade shows, and implementing a cost and time saving product demonstration capability on the Internet. The focus on the sales and marketing effort has resulted in the largest pipeline the Company has ever had, however, there is no guarantee that any prospective customers in the pipeline will become actual customers of the Company. Pamet is also actively exploring new business relationships and additional sources of funding.

        The Company continues to believe that significant market opportunities exist for its suite of NT-based products based on the following factors. The continuing emphasis on reducing and preventing crime in most communities and the awareness by municipalities that integrated computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company continues to see increased emphasis on the coordination of public safety systems among neighboring town, county and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application and the Company has the system and networking skill and experience required to support such applications. In addition, the industry movement toward systems with a graphical user interface and the beginnings of a market consolidation around companies that have made the investment in newer technologies support the decision by the Company to develop their new NT system with modern design tools and databases. Despite all of these opportunities for sales growth, the Company remains hampered by the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process, as well as by inadequate funding for marketing and additional development. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.


Three Months Ended September 30, 2000 vs. Three Months Ended September 30,
1999

        Net sales for the three month period ended September 30, 2000 (the 2000 period) decreased 17.2% to $439,713 from $530,907 for the three month period ended September 30, 1999 (the 1999 period). The sales for the 2000 period reflected increased support revenues that were offset by decreases in system sales and companion product revenues. As discussed previously, potential customers are delaying their purchases due to uncertainty in the marketplace regarding mergers and acquisitions as well as the changing technology. Pamet has continued to see steady support from its installed base and most are earmarking available funding for NT migration rather than companion product addons to their VMS systems. These VMS customers receive the NT software at no charge, however, they must pay for installation, training, and data conversion. In addition, two customers that previously had chosen new software over their VMS PoliceServer systems have returned to using Pamet's VMS software and are anticipating moving to NT in 2001. Support revenues increased 23.2% to $220,333 for the 2000 period from $178,869 for the 1999 period reflecting the increase in the customer base from the 1999 period and the higher support base and rates charged on the NT product. Annual software support and update service for the NT customers is 19% of the price of the software or list price for migrating customers, an increase from the 14% of the system software purchase price that VMS customers have historically paid.

        Cost of product decreased 49.4% or $91,175 to $93,453 for the 2000 period from $184,628 for the 1999 period. The resulting increase in gross margin from 65.2% in the 1999 period to 78.7% in the 2000 period reflects the trend toward software only sales for all products, the use of state bid list contractors to purchase hardware and the Company's software, and continued favorable margins on support revenues. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company, but significantly increases margins.

        Operating expenses reflected an increase of $141,472 or 21.8% to $789,739 for the 2000 period compared to $648,267 for the 1999 period. primarily due to the capitalization of $313,961 of NT product development costs during the 1999 period. 1999 gross expenses including capitalized development costs were $962,228. Comparing gross expenditures, the 2000 period shows a decrease of 17.9% from the 1999 period which is due to the completion of the major portion of the NT development program. Gross research and development expenditures excluding inhouse personnel and prior to the 1999 capitalization showed a decrease of $212,922 or 84.3% over the 1999 levels. During the development cycle of the NT products, the Company used outside resources to accomplish product development goals while minimizing the long-term financial commitments of the Company. As the NT products moved to a production environment, management has increased internal engineering resources ensuring timely completion of the development and enhancements and ongoing inhouse product support capability.

        Personnel costs decreased 5.8% or $29,774 to $487,061 for the 2000 period compared to $516,835 for the 1999 period. The costs of additional resources focused on refinement of the NT product and the implementation of a cohesive sales and marketing effort were offset by reduced bonus accruals in 2000. Rent, utilities and telephone increased 5.8% to $48,717 for the 2000 period from $46,061 for the 1999 period due primarily to a full quarter of lease expense for the headquarters facility located in Acton, MA in the 2000 period. The Company has agreed to lease the building for seven years on a triple net lease (See Note 2). Travel and entertainment expenses decreased 17.4% to $30,719 for the 2000 period from $37,169 for the 1999 period The 2000 period reflected significantly less lodging expense as installations during the 2000 period were concentrated in the Northeast. Professional fees increased 16.5% to $30,481 for the 2000 period from $26,162 for the 1999 period primarily due an increase in legal fees associated with the 2000 annual meeting. Depreciation expense increased 48.4% to $30,277 for the 2000 period from $20,398 for the 1999 period reflecting the amortization of the capitalized PoliceServer NT development expenditures. This increase was partially offset by the decrease in depreciation resulting from the sale of the headquarters building in August 1999. As discussed above, research and development expenditures reflected an increase due to the capitalization of $313,961 during the 1999 period, however, gross research and development actually decreased 84.3% from 1999 levels. Other operating expenses increased 94.7% to $122,944 for the 2000 period from $63,141 for the 1999 period. The most significant portion of the increase was due to the design and printing of new collateral marketing materials.

        Net interest expense for the 2000 period was $43,422 compared to $75,623 for the 1999 period. Since the third quarter of 1999, $1,400,000 of the outstanding long-term convertible promissory notes have been converted to capital stock reducing the amount of accrued interest expense.

        The net loss for the 2000 period was $(486,901) or $(.12) per share compared to net loss of $(377,611) or $(.13) per share for the 1999 period. The loss is due primarily to continuing product development costs and increased personnel costs which will position the Company for expected future revenue growth.


Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

        Net sales for the nine month period ended September 30, 2000 (the 2000 period) of $1,504,092 were approximately the same as net sales for the nine months ended September 30, 1999 (the 1999 period) of $1,503,291. The increases in NT system sales, migration revenues, and software support revenues are offset by decreases in Mobile, Advanced Reporting, and add-on hardware revenues. New system sales increased 25.6% from the 1999 period to the 2000 period and represent 19.1% of sales in the 2000 period. Support revenues increased 20.5% to $592,652 in the 2000 period compared to $491,900 in the 1999 period reflecting the increase in the customer base and rates. Support revenues accounted for 39.4% of revenues in the 2000 period. Especially in the latter half of the period, VMS customers used available funds to migrate to the NT platform, rather than adding companion products to their VMS systems which adversely affected Mobile revenues. NT system revenues for the 2000 period were also adversely affected by the uncertainties in the marketplace discussed previously. Cost of product decreased 43.7% to
$319,949 for the 2000 period from the $568,465 for the 1999 period.   Gross
margin increased to 78.7% for the 2000 period from 62.2% for the 1999 period. The improvement in margin can be attributed to significant increases in new NT system sales and software only sales. Some customers purchase their hardware directly from the state bid list thereby increasing the higher margin software component of these sales.

        Net operating expenses increased $534,887 or 24.4% to $2,723,515 for the 2000 period compared to $2,188,628 for the 1999 period. However gross operating expenses for the 1999 period, including capitalized development costs of $689,952, were $2,878,580. On a gross basis, operating expenses reflect a 5.4% decrease from the 1999 period to the 2000 period. Gross research and development expenditures excluding inhouse personnel and before capitalization in 1999 decreased significantly from $844,410 in the 1999 period to $334,557 in the 2000 period reflecting the completion of major portions of the NT development effort.

         Personnel costs increased 13.1% to $1,615,814 for the 2000 period from $1,428,065 for the 1999 period. As the Company's development program has wound down, the Company has added engineering and support resources for ongoing refinements, testing, documentation, forms and support for the NT suite of products. In addition, the Company added key sales and marketing resources to develop a cohesive sales and marketing effort for the NT product line. These resources have supported a shift in the Company's focus from development to sales and marketing. Rent, utilities and telephone expenses increased $75,678 or 81.5% to $168,491 for the 2000 period from $92,813 for the 1999 period. This increase can be attributed to the sale and lease back of the headquarters facility in August 1999 and increases in telephone expense. Travel and entertainment expenses decreased 8.4% to $90,913 for the 2000 period from $99,255 for the 1999 period. This decrease resulted from installations being clustered in the Northeast during the 2000 period. Professional fees decreased 11.2% to $120,584 for the 2000 period from $135,869 for the 1999 period due to the decreases in consulting expenses for product documentation services, the cost of a financial consultant, and in legal fees associated with the private placement of debt and equity financing and joint ventures in the 1999 period. These decreases were partially offset by increase in accounting fees in conjunction with the 1999 year end audit. Depreciation expense increased 44.3% to $88,670 for the 2000 period from $61,456 for the 1999 period reflecting the amortization of capitalized PoliceServer NT development. A reduction in depreciation resulting from the sale of headquarters building partially offset the software amortization. As discussed above, net research and development expenses reflected a increase of $180,099 due to the capitalization of development spending in the 1999 period. On a gross basis, research and development decreased significantly in the 2000 period as the NT program nears completion. Other operating expenses increased 40.5% to $304,486 for the 2000 period from $216,712 for the 1999 period. Increases in spending on new collateral marketing material and tax penalties are offset by decreases in internet access, minor equipment purchases, and officers life insurance.

        Net interest expense was $63,025 for the 2000 period compared to $198,855 for the 1999 period. This decrease reflects the reversal of accrued interest associated with the conversion of $800,000 of convertible promissory notes to equity in the 2000 period and $600,000 of convertible promissory notes to equity in the fourth quarter of 1999. The interest accruals on an ongoing basis are also reduced by the promissory note conversions in 1999 and 2000.

        The net loss for the 2000 period was $(1,602,397) or $(.40) per share compared to a net loss of $(1,452,657) or $(.47) per share for the 1999 period. The loss for the period was attributable to the significant spending associated with the commitment to build the Company's resources to meet anticipated future business.

Liquidity and Capital Resources

        The Company's working capital deficit deteriorated to $(2,812,494) at September 30, 2000 from a deficit of $(1,501,900) at December 31, 1999 due to the impact of convertible promissory notes reclassified to current liabilities, increased use of related party notes, and the annual deferred support revenues.

        During the first nine months of 2000, the Company secured $550,000 of additional equity financing and received $90,000 from an investor who exercised the warrants issued with his convertible note. In addition, five investors converted $800,000 of long-term convertible promissory notes to equity. During the first half of 2000, loan commitments from directors were increased to $450,000 from $300,000 and the Company used $335,000 of the available loan commitments. At September 30, 2000, $760,000 of convertible promissory notes remain outstanding as current liabilities and $75,000 remain as long term debt. In general, the outstanding convertible debt funding accrues interest at 11%, has a two year term, carries the option of conversion of the principal to common stock by the debt holder, or repayment of principal and accrued interest by the Company, and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at the conversion price of $2.50.

        Cash decreased to $8,340 at September 30, 2000 from $40,207 at December 31, 1999. Accounts receivable decreased to $327,793 at September 30, 2000 from $619,066 at December 31, 1999 due to the continued use of the receivables financing agreement with Silicon Bank.

        While the resources necessary to complete enhancements and refinements to the NT suite of products and to build a corporate infrastructure to support anticipated future growth remain a focus and concern for Company management, the Company believes that the additional funding which has been committed combined with sales of the NT-based suite of products should ensure continued operations through end of the year. The Company is continuing to consider projects to increase its cash position such as, mergers, acquisitions or other business combinations. Currently the Company is working with a new business plan that supports this activity. Backlog at September 30, 2000 was approximately $645,000.

        As of September 30, 2000, the Company had accumulated approximately $10,700,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforward of approximately $7,500,000 which expire between the years 2000 and 2004. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offsets income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Registrant's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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


Forward Looking Statements

    This Form 10-QSB contains statements, which are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: adequacy of the funding to operate the Company; plans for raising capital; market expectation for the NT operating environment; customer acceptance of the NT products and the related anticipated sales growth; changes in the marketplace including mergers, acquisitions and partnerships; implementation of the sales and marketing plan; Utica, NY project being the model for NLECTC; law enforcement trends including multijurisdiction systems; economic and competitive factors affecting market growth; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software and consolidation via partnership, mergers, and acquisitions; and changes in the economic and competitive environment. These factors and other information contained in this Form 10 Q could cause such views, assumptions and factors and the Company's results of operations to be materially different.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        c. Sales of Securities

                The Company issued the following securities in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption afforded by Sections 4(2) or thereof or Regulation S thereunder:

                On September 1, 2000, the Company sold 100,000 shares of Pamet Systems Common Stock to one accredited investor for an aggregate price of $200,000 or $2.00 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 100,000 shares of common stock at a price of $2.50 per share.

Item 3 - Defaults Upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

        The Company held its Annual Meeting of Stockholders on July 10, 2000. The following items were voted on by the Stockholders:

        1. At the Annual Meeting, Bruce J. Rogow and Richard C. Becker were elected as Directors. The voting results for the election of Directors were as follows:
                                        FOR             WITHHELD
           Bruce J. Rogow               2,637,752       35,000
           Richard C. Becker            2,637,702       35,050

           In addition, the following directors continued as such after the meeting: Dr. Joel B. Searcy, Dr. Davinder Sethi, David T. McKay, and Dr. Stanley J. Robboy.

        2. The proposal to approve the Amendment to the Company's Restated and Amended Articles of Organization to increase the authorized number of share of Common Stock from 7,500,000 shares to 30,000.000 shares was approved. The results were as follows:

                FOR             AGAINST              ABSTAIN
                2,469,938       202,514              300

        3. The proposal to approve the Company's 2000 Stock Option Plan was approved. The results were as follows:

                FOR          AGAINST          ABSTAIN          NOT VOTED
                1,495,085    118,300          500              1,058,867

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



         November 15, 2000                    Richard C. Becker
_______________________________               ______________________
              Date                            Richard C. Becker
                                              Vice President
                                              Principal Financial Officer