Form 10KSB
period 2000-12-31
PAMET SYSTEMS INC
filed 2001-04-17
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the fiscal year ended December 31, 2000

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

 Name of each exchange                             Title of each class
                                                   on which_registered

                 none                                      none
 ______________________________                    _____________________
                                                      (Title of Class)

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

The issuer's revenues for its most recent fiscal year were  $2,046,007

The aggregate market value of the registrant's common stock held by non-affiliates of the Company, based upon the average of the closing bid and asked prices on April 13, 2001 was $1,773,683.

The number of shares outstanding of the registrant's common stock, as of April 13, 2001 was 4,186,110 shares.

Documents included by reference:   If the Registrant's definitive proxy
statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 2000, the information called for by Items 9, 10, 11, and 12 shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.

PART I

Item 1. Business

        This Form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: competition and consolidation in the public safety marketplace; market expectation for the NT operating environment and customer acceptance of the Company's NT products; ability of the NT product to meet market needs; volatility in sales and cash flow; growth potential in the year 2001; law enforcement trends; availability of grant funding for customers; adequacy of funding and corporate infrastructure to support operations and anticipated growth; economic and competitive factors affecting the public safety market; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

        The Company's principal product for the law enforcement market is PoliceServer NT (, a fully integrated information management system, which was totally redesigned and released to the Windows NT platform in 2000. This redesign changes the Company's entire suite of products, which includes the core PoliceServer NT, FireServer NT ( and CADServer NT ( products, to a new Windows user interface and completely redesigned backend database.
Significant enhancements continued to be made to the products throughout 2000 and will continue into the first half of 2001.

        PoliceServer NT provides law enforcement agencies with the full spectrum of information-related functionality needed for agency operations and management. Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester, Massachusetts Police Department and other agency types such as the University of Massachusetts Police Department, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police Department, and the McMinn County Tennessee Sheriff's Office. Capabilities of PoliceServer NT and its associated modules include criminal records management, department management, and advanced reporting. Designed to accommodate a wide diversity of agency types, PoliceServer NT is both easy to learn and to use. PoliceServer NT automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state Criminal Justice Information Systems, and the National Crime Information Center. The Company also provides interfaces with systems for digital imaging, mobile/remote access and scanning and identification of fingerprints.

        FireServer NT provides equivalent functionality for fire fighting agencies. An upgraded, Windows NT version was released during the period, with the first implementation beginning in the second quarter of 2000. The fire records capability provides fire departments with data on structures, fire suppression plans, inspections data, and hazardous materials.

        CADServer NT (Computer Aided Dispatch) was designed with a "look and feel" similar to that of the PoliceServer NT and FireServer NT. The new CADServer NT went into live operation during the fourth quarter of 1999 and is marketed as a separate product, rather than offered as a component of the police or fire records management system, as it was in earlier versions.

The Company also offers several companion products.

* The Mobile Access module is a mobile terminal that allows fully integrated communications with a department's internal system as well as other local, state and federal databases. Mobile improves officer efficiency, allowing the departments to realize cost savings, increase officer safety, and enhance community policing efforts.
* Imaging is a digital image capture, storage and printing system.
* Mapping module displays maps for dispatchers and creates pin maps for crime analysis.
* The Advanced Reporting module facilitates the creation of both standard and ad-hoc reports from data in the PoliceServer NT database.
* JailServer( provides corrections facility staff with the ability to capture, track and report a wide variety of data related to inmates.
* Investigator's Tool Kit extends the Company's expertise into a laptop based crime scene tool kit, which may be used in a stand-alone configuration or in a dockable mode.

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

        The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The Company also maintains a customer support office in DeBary, Florida, currently serving principally JailServer customers. The standard customer support service provides access during business hours Monday through Friday, with a 24-hour, 7-day customer service option.

        As of December 31, 2000, the Company had installed PoliceServer in 105 police departments, FireServer in 31 fire departments, JailServer in 6 institutions, Imaging in 50 departments, Mobile in 47 departments, Advanced Reporting in 29 departments, and the Mapping module in 5 departments. These installations are located in 12 states in the Eastern, Midwestern and Southeastern U.S.

        In the 12 month period ended December 31, 2000 a significant portion of sales to police departments was funded by federal grants associated with the "Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime
Bill) designed to provide automation grants to law enforcement agencies. In general, however, the long lead-time and uncertainties of selling to the governmental sector continue and will continue to result in volatility in sales and cash flow, as discussed in the Management Discussion and Analysis. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

        The Company was incorporated in Massachusetts on November 24, 1987.

        PoliceServer, PoliceServer NT, FireServer, FireServer NT, JailServer, and CADServer NT are trademarks of the Company.

        The Company's principal executive offices are located at 1000 Main Street, Acton, Massachussets 01720


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

        The Company believes that the market for the computer systems it provides continues to be positioned for growth due to a number of major factors. The first factor was the passage of the 1994 Crime Bill which has allocated more than $33.0 billion of funding for police and prison agencies over the first five years of the grant program, of which over $1.0 billion as been targeted for the automation of police agencies. In 1999 an additional $330M was allocated to automation as part of a follow-on Community Policing bill. Although the majority of the funding from the 1994 and the follow-on Crime Bills has been earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be "put back on the street". Subsequent to the end of the period the Department of Justice announced a 2001 grant for a total of $81M that is to be allocated exclusively to technology. The Company has designed and implemented a series of seminars to provide departments with the information necessary to demonstrate the cost effectiveness of the Company's products to enable them to obtain grant monies. The second factor is E911 systems currently being established around the country that require 24-hour dispatch centers for police, fire and EMS departments. Many smaller communities have not been able to afford to staff a dispatch center 24 hours a day. This has led to the establishment of regional dispatch centers serving a number of communities. This regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently six regional dispatch centers in Massachusetts, Georgia and Tennessee use the Company's product for this application. The third factor is the use of mobile technologies. The last factor is the focus of many departments and municipalities to modernize their computer resources to standard Windows based applications. Given its existing product base and the completed redevelopment of the PoliceServer NT and FireServer NT on the NT platform, the Company believes that it is well positioned to meet these needs with its suite of new NT based products.

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

        The Company has developed and actively markets a series of integrated software products: PoliceServer NT, a management information system for police departments; FireServer NT, a management information system for fire departments; CADServer NT, a real time automation product for Communication and Dispatch Centers; Imaging, an image capture, storage and printing system; Mobile Access, a mobile computer allowing fully integrated communications with the department's internal system as well as other local, state and federal databases; a Mapping system for dispatchers and crime analysis; the Advanced Reporting module for creating reports with data in the PoliceServer NT and FireServer NT database, and JailServer NT, an information management tool for corrections facilities with the capability to capture, track and report data on inmates; Investigator's Toolkit, a systems that enhances the information gathering process at the crime scene and accelerates the distribution of critical information such as search and seizure warrants. The Company owns the full and exclusive rights to the PoliceServer NT, FireServer NT, CADServer NT, Imaging, Mapping, Investigator's Toolkit, and JailServer NT products. The Mobile Access product incorporates technology licensed from Cerulean Technologies.

        Before 1998 the Company's software was developed to run on the Digital Equipment Corporation's Open VMS(r) operating system together with character-based terminals or personal computers emulating character-based terminals. Due to customer demand for software utilizing Graphical User Interface (GUI) displays and low cost servers, the Company began in 1997 re-developing its software for Windows NT (r) and Windows 2000-based servers and Windows 98 (r), Windows NT(r), and Windows 2000 Professional(r) client Personal computers. The Company delivered the first versions of PoliceServer NT and FireServer NT in 1999. The Imaging, Mobile Access, Mapping system, Advanced Reporting, Investigator's Toolkit and JailServer products have always been Windows PC-based products. The Company has committed to fully support the existing VMS customers until June 2002 on a program basis to give them an adequate window of time to budget and plan for the migration to the Company's suite of NT products. Some of the Company's computer systems are considered turnkey and can include networked personal computers, networking equipment, printers and bundled proprietary software, all of which the Company purchases from other companies and sells to the Company's users.

        PoliceServer NT: PoliceServer NT is part of a comprehensive suite of law enforcement applications software that performs the clerical and record keeping functions necessary for police department operation. PoliceServer NT includes an incident reporting function, which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits.
The system's functions include an arrest booking system which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, property, equipment and vehicle maintenance.

        PoliceServer NT automatically cross-references and updates all appropriate files in the database. This feature eliminates the need for repetitive input, saves people-hours, and ensures the timely and consistent updating of police records. The system provides multiple levels of security controls, which the Company believes limit the likelihood of tampering with police records.

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

        FireServer NT: FireServer NT relies on the design approach taken with the PoliceServer NT and performs a number of similar functions. Like PoliceServer NT, the FireServer NT system assists in the logging and reporting incidents, as well as providing access to the CAMEO (Computer Aided Management of Emergency Operations) Hazardous Materials database. In addition, FireServer NT permits a dispatcher using CADServer NT to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data; identification of any permits, inspection violations or hazardous material at the site; and identification of individuals with special needs known to reside at the incident address. FireServer NT's other functions create and maintain records with respect to hydrant location and history; permits; inspections; violations; street box and building alarm systems; personnel; payroll; property; equipment; and vehicle maintenance.

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

        JailServer NT: JailServer is an integrated technology solution utilizing barcode and video imaging technologies to ensure effective collection, processing, and output of information for correctional institutions. JailServer NT modules include tracking of inmate booking, arrest, housing, trusts accounting, medical, commissary, property, and visitation.

        Imaging: Imaging is an image capture, storage and printing system that handles color or monochrome photo images (mug shots, crime scene etc.) and document imaging. The product is fully integrated with the PoliceServer NT, FireServer NT and Mobile Access systems. It supports unlimited numbers of images connected to Master Name File entries. Images can be captured using digital cameras, video cameras and scanners. Incident or accident related images can be stored as part of the PoliceServer NT or FireServer NT databases and are related to incident reports, arrests or other investigations. Images can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NCIC 2000), and will be evolved to maintain such compatibility as NCIC 2000 specifications evolve.

        Mobile Access: Mobile data terminals (MDT's) are fully integrated companion products to the Company's other products. Based on the private branding agreement with Cerulean Technologies, the Company is able to offer a mobile data product that has many of the "Best in Class" mobile data capabilities. The MDT is a laptop PC mounted in a patrol car or carried as a briefcase, together with wireless communications equipment. The product allows communications from car to dispatch, car to car, as well as access into the files in the PoliceServer NT or FireServer NT databases and many government information systems. In addition all messages are fully encrypted and many officer safety and alarm features are standard in the product. This system increases officer efficiencies and minimizes the need for the officer to return to the station. This system has also served to increase the police presence on the street, due to the fact that an officer, in the cruiser, has a link to the state CJIS information system and full access to all of the information in the entire PoliceServer system.

        Mapping: The Mapping module allows the dispatcher to view maps of street addresses, incident locations and building floor plans. It also can be used to create pin maps showing the location and concentration of crimes and other events, such as traffic accidents. The Mapping system can also assist in the early identification of crime patterns.

        Advanced Reporting: The Advanced Reporting module allows analysts to run a fully integrated report writer, Crystal Reports from Seagate Software, against the PoliceServer NT, FireServer NT or CADServer NT databases. This can be used to create standard reports or run ad hoc queries using the tremendous volume of operational data captured during the day-to-day operations of a department.

        Investigator's Toolkit: The Investigator's Tool Kit extends the Company's expertise into a laptop based crime scene tool kit, which may be used in a stand-alone configuration or in a dockable mode. The toolkit enhances the information gathering process at the crime scene and accelerates the distribution of critical information such as search and seizure warrants.

        Product Pricing: Complete systems including software, training, one year's hardware maintenance (provided by the hardware vendor when hardware is provided), and six months of software support and update service, including a warranty against defects in the software, have sold for between $28,000 and $300,000, with most sales falling within the $50,000 - $100,000 range.
Pricing of the FireServer NT base product is priced at slightly less than the PoliceServer NT package for an entry-level system. The majority of FireServer NT or the VMS FireServer systems in operation utilize the same computer as the PoliceServer NT or VMS PoliceServer systems in that municipality.

        In addition to revenues generated by sales of the PoliceServer NT, FireServer NT, CADServer NT, JailServer, Imaging, Mapping, Advanced Reporting, Mobile Access, Investigator's Toolkit and software support fees, the Company generates operating revenues from the sale of services such as system performance evaluation and tuning, as well as consulting on system design. Additional revenues come from sales of miscellaneous supplies, accessories and training.


Marketing

        The Company's marketing strategy is designed to attract potential customers from the existing base of law enforcement agencies, fire agencies, and correctional facilities. The Company utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the underlying technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral environment. The 1994 Crime Bill also provided another marketing avenue as the Company conducted seminars to assist public safety agencies obtain grants, which brought agencies together and provided an opportunity to demonstrate the Company's capabilities and products.

        The Company generally concentrates its marketing efforts on the police departments using the integrated PoliceServer NT, CADServer NT, Imaging, Mapping, Advanced Reporting, Investigator's Toolkit and Mobile Access systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products. The expanded use of E911 will add greater focus to the latter strategy. In county sheriff departments, JailServer NT is offered to round out a comprehensive information system.

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

        The Company's strategy is to continue to expand its current distribution approach by focusing in those states where the Company has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams. The Company depends on a Vice President of Sales and Marketing to lead these efforts.

        The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of March 2001, the Company has customers in Connecticut, Florida, Georgia, Indiana, Kentucky, Ohio, Massachusetts, Missouri, New Hampshire, NewYork, Rhode Island, and Tennessee.

        The Company markets its products in the New England area as well as in two additional regions of the country. The Company has an office in DeBary, Florida to support sales activities in the Southeastern states. Marketing for the Midwest is now being coordinated through the Company's headquarters in Massachusetts.


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


Principal Suppliers

        The Company also purchases personal computers, networking equipment and peripherals and operating system software and databases from a number of manufacturers and suppliers. The Company acquires it mobile data software from Aether Mobile Government. Aether Mobile Government sells the products to the Company at a discount and the Company resells them at the Aether Mobile Government list price. Products similar to the Aether products are available from a number of other suppliers.


Customers

        The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Company has installed eight systems in the lower Midwest Region, which is composed of the states of Indiana, Kentucky Missouri and Ohio and has installed eighteen systems in the Southeast Region, which is composed of Georgia, Tennessee, and Florida.

        In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Company's dependence on any one customer. During 2000 the sales to one customer, the Utica Police Department, accounted for 14.6 % of annual sales.



Licensing and Support

        The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

        Support and update service for the original VMS products is priced at 14% of the cost of the software package per year after the initial six-month warranty period. The support and update service for the NT products is priced at 19% of list price at time of purchase after a six-month warranty period. Current VMS customers who convert to the NT product will receive the NT software at no charge but will be charged 19% of the current list price of the NT product for support commencing on the date of conversion. The migration of customers from the existing product to the NT product is being done at no software cost to the customer to protect the customer's investment in Pamet Systems. Pamet Systems will charge them for a migration service that includes data conversion and training that will range from $7,500 to as high as $80,000. The payment of the annual support and update service fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Company's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

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


Research and Development

        The Company made significant research and development expenditures in 2000 in several areas totaling over $1,200,000 (including personnel costs). The majority of the 2000 expenditure, as well as a significant portion of 1997, 1998 and 1999 research and development spending of over $3,000,000, was focused on the NT product development of PoliceServer NT, CADServer NT and FireServer NT. Other expenditures included the purchase of Mapping software; and development of the Investigator's Toolkit; and some further enhancements of the Cerulean interface. The Company used a combination of outside resources and internal staff to design, develop and test these products minimizing the long-term financial commitments of the Company. NT product development will continue into the first half of 2001 until all functionality of the PoliceServer and FireServer have been completed on the NT platform.


Employees

        As of December 31, 2000, the Company had 19 full-time employees and 6 part-time employees, of whom 9 were engaged in computer programming, 8 were engaged in documentation, training and software support and 8 were engaged in sales, marketing and administration. The Company has been using consultants to complete a portion of its NT development to minimize the long-term impact on the Company's operations. The Company considers its employee relations to be satisfactory.


Item 2. Properties

        The Company's operations are located in Acton, Massachusetts, where the Company leases a 12,000 square foot office building. This facility contains office, training, conference, development, and shipping space. The original acquisition and renovation of the building had been financed from the Company's working capital. In April 1992 the Company mortgaged the facility through a local lending institution with a $560,000 mortgage on the improved facility. In August of 1999 the Company sold the building and entered into a seven-year lease with the buyer. The final sales price was $1,150,000.


Item 3. Legal Proceedings

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters.

        Shares of the Company's Common Stock are available for trading on the NASDAQ Stock Market over-the-counter exchange. The Common Stock is quoted under the symbol PAMT.OB.

The following table sets forth the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board.


FISCAL YEAR ENDED
DECEMBER 31                              COMMON STOCK
                                         High    Low
1999
        First Quarter                   $2.56   $1.50
        Second Quarter                   2.16    1.37
        Third Quarter                    4.25    2.06
        Fourth Quarter                   3.88    2.12

2000
        First Quarter                   $5.13   $3.50
        Second Quarter                   4.06    1.91
        Third Quarter                    2.69    1.94
        Fourth Quarter                   3.01    1.75

        The Company had 86 registered shareholders of Common Stock on April 12, 2001. The Company has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and that cash dividends will not be paid to stockholders.

Sales of Securities

        On February 7, 2000, 40,000 shares of Pamet Systems Common Stock were issued to an investor for an aggregate price of $90,000 or $2.25 per share upon the exercise of warrants associated with an earlier securities purchase agreement. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On March 15, 2000, 40,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $100,000 convertible promissory note. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On March 20, 2000, 40,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $100,000 convertible promissory note. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On March 29, 2000, 20,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $50,000 convertible promissory note. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On March 29, 2000, the Company sold 50,000 shares of Pamet Systems Common Stock at a price of $3.00 per share and warrants to purchase 50,000 shares of Common Stock at the exercise price of $3.50 for a total of $150,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On April 4, 2000, 172,413 and 100,000 shares of Pamet Systems Common Stock respectively were issued to an investor in exchange for the surrender of two $250,000 convertible promissory notes. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On April 5, 2000, 20,000 shares of Pamet Systems Common Stock were issued to an investor in exchange for the surrender of a $50,000 convertible promissory note. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On April 11, 2000, the Company sold 66,667 shares of Pamet Systems Common Stock at a price of $3.00 per share and warrants to purchase 66,667 shares of Common Stock at the exercise price of $3.50 for a total of $200,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On August 31, 2000, the Company sold 100,000 shares of Pamet Systems Common Stock at a price of $2.00 per share and warrants to purchase 100,000 shares of Common Stock at the exercise price of $2.50 for a total of $200,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

        On November 6, 2000, the Company sold 100,000 shares of Pamet Systems Common Stock at a price of $2.00 per share and warrants to purchase 100,000 shares of Common Stock at the exercise price of $2.50 for a total of $200,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service to the public. The foundation of the Company's fully integrated suite of products is composed of three components: PoliceServer NT, FireServer NT, and CADServer NT. The Company also offers several companion products including Imaging, Mobile Access, Advanced Reporting, JailServer NT, Investigator's Tool Kit and Mapping that are integrated with the police and fire records management and computer-aided dispatch modules. Pamet Systems total systems approach to public safety software allows the agency to enter information once and have it available throughout the product suite. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 12 month period ended December 31, 2000 (the 2000 period) decreased 15.2% to $2,046,007 from $2,413,534 for the 12 month period ended December 31, 1999 (the 1999 period). With the release of the Company's redesigned NT product line in the second half of the 1999 period, the revenues began to shift back to sales of the core products: PoliceServer NT, CADServer NT, and FireServer NT. In addition, the Company's customer base started to migrate from the older VMS-based products to the NT products. The Company's core products were completely rebuilt using modern design tools and databases, and the entire suite utilizes the Windows NT 32 bit technology and a GUI interface (graphical user interface). In the year 2000, as in the past, the Company experienced a slower first half due to the availability of municipal funds. In the Northeast where the Company does the largest amount of its business, the municipal fiscal year begins on July 1 which is when municipal funds become available. However, in the 2000 period, the Company did not experience the usual increase in sales during the third and fourth quarters, but instead felt a slowdown in the demand.

Management believes that public safety agencies are deferring decisions to replace aging technology infrastructure and application software until economic conditions stabilize and clear leadership emerges in the industry. Taking its cue from the advances in technology, Pamet Systems began rebuilding its products on the NT platform late in 1997. The Company spent over $1.2M during the 2000 period and over $4.7M during the past four years on the development of its NT-based suite of products. This spending in the 2000 period includes $.4M on outside resources and $.8M of dedicated internal personnel. In addition, the Company also purchased the software product rights for the Mapping product during the last quarter of the 1999 period enhancing the Company's suite of products. Management believes that the magnitude of the expense of developing new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is dominated by small, privately held companies that will have difficulty affording the development costs. Pamet System's NT product development effort during the past four years positions the Company to be a leader in the marketplace.

The Company continues to believe that significant market opportunities exist for its suite of NT-based products based on the following factors. Major federal grant programs continue to be announced that will allow agencies to update their computer systems. In early 2001, the federal government announced COPSMore 2001, an $81M grant program earmarked solely for public safety technology. Pamet Systems held free grant seminars in the Northeast and Midwest to aid agencies in understanding the grant application process and assisted approximately 200 agencies in preparing their applications, which is estimated to be about 10% of the applications the Justice Department will receive. Management also believes that it is possible that additional grant programs will be announced as federal funding becomes available. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

The primary challenges that the Company is focusing on during the year 2001 are to capitalize on the design efforts that have resulted in a integrated suite of NT-based products and to acquire adequate financing to fund immediate needs and future growth. The Company has launched a major financing program with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering later in 2001 or in 2002. There are no assurances that the Company will be successful in its fundraising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance. During early 2001, the Company released major product enhancements and extensions based, in part, on feedback from our NT customers. These releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies.

Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under capitalization and the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.


Results of Operations

Year Ended December 31, 2000 vs. Year Ended December 31, 1999.

The Company's net sales decreased 15.2% or $367,527 to $2,046,007 for the 2000 period from $2,413,534 in the 1999 period. As discussed above, total revenues decreased during the 2000 period in what the Company believes is a reaction to economic uncertainty and public safety marketplace turmoil. The production release of the NT based product early in the second half of the 1999 period resulted in significant revenues for the Company during the third and fourth quarters of the 1999. In 2000, the Company experienced a significant slowdown in sales of the Mobile product and decreased sales in the hardware portion of system sales. However, during the 2000 period, the Company was encouraged by being awarded the contract to install the PoliceServer NT records management system and CADServer NT dispatch system in the Utica, New York police department. This system is part of the Central New York Law Enforcement Network Demonstration Project that is funded by the Department of Justice. This project will serve as a model of current law enforcement technology for mid-sized departments. The National Law Enforcement Corrections Technology Center (NLECTC) in Rome, NY manages the New York project and it is expected that this project will serve as a model within NLECTC's thirteen-state jurisdiction. Final acceptance of the Utica system will take place during April 2001 and NLECTC will generate a white paper for best practices in implementing technology in small to mid-sized departments. Several other agencies in New York are awaiting the Utica acceptance and report. The NT RMS and CAD products have now been installed in twelve new agencies representing ten communities and twenty-seven VMS sites are in the process of migrating to the NT product. In addition, revenues from the migration of VMS customer have helped sustain sales. Revenues from the Mobile products continue to suffer as customers allocate available funding toward updating core systems to the NT applications.

The Company has continued to see increased revenues from support and update service fees resulting from increases in the installed base. In addition, nearly 100% of the Company's customers opt to renew their support contracts annually. Support revenues increased $119,474 or 16.7% to $832,969 for the 2000 period from $713,495 for the 1999 period. These service revenues represented 40.7 % of the Company's total revenues in the 2000 period versus 29.6% in the 1999 period. The contribution of support will increase in the future periods as new customers, as well as those existing customers that migrate to the NT product, will be charged higher support fees. Current customers who migrate to the NT product previously paid 14% of the original VMS purchase price, but will now pay 19% of the current list price for the new NT products at the time of conversion.

Cost of sales decreased $373,691 or 48.0% to $405,618 for the 2000 period from $779,309 for the 1999 period reflecting reduced sales and the improved margins on many of the Company's products. The Company experienced an improvement in gross margin from 67.7% in the 1999 period to 80.2% in the 2000 period. Substantial increases in margin were generated by several product categories including new systems and migration revenues. The gains in the new systems margin can be attributed to the trend of customers to provide their own system hardware, which is less profitable than the software component of sales. However, this practice has a negative impact on total revenues. The migration revenues are generated from installation, customer training, and data conversion. This process is facilitated by current engineering and support personnel and generates no incremental costs to the Company. Software support and update service revenues delivered traditionally high margins that remained almost flat with the 1999 period at 84.3%

The Company's operating expenses decreased $494,912 or 11.8% to $3,707,965 for the 2000 period from $4,202,877 for the 1999 period. The Company's commitment to bringing the NT product successfully to market in 1999 generated significant increases in personnel costs and research and development spending. During the 2000 period, external research and development spending decreased $787,300 or 65.0%. This decrease was partially offset by an increase of $156,975 in personnel costs related to the internal work on NT development and hiring of a Marketing Vice President. Total NT-related personnel expenditures increased to $814,851 in the 2000 period from $659,255 in the 1999 period. No development costs were capitalized during the 1999 or 2000 periods. The capitalized development costs from 1998 of $195,665 are being amortized over three years and the balance at the end of the year 2000 is $65,221. Although the Company continued to use outside resources and employees hired on short-term contracts in the design, development, and testing of the NT products in 2000, management is also focusing on developing internal engineering and support organizations that will maintain, upgrade and support the NT product suite over the long term.

Personnel costs increased 7.8% or $156,975 to $2,175,040 for the 2000 period from $2,018,065 for the 1999 period. As the Company's development program winds down, the Company has added engineering and support resources for ongoing refinements, testing, documentation, and forms development for the NT product line. As the products are installed in additional states and further product enhancements are released, it is essential that the documentation and state-related forms are produced in a timely manner to ensure smooth customer transitions. During the 2000 period, the Company also hired a Vice President of Marketing to strategically focus the sales and marketing efforts for the new products. He has been instrumental in developing the business plan and new marketing collateral materials and in raising the awareness of Pamet Systems in the public safety market through mailings and increased attendance at trade shows. These increases in personnel expense were partially offset by reductions in commissions and employment agency fees.

Rent, utilities and telephone increased 52.8% or $76,550 to $221,521 for the 2000 period from $144,971for the 1999 period. The most significant part of the increase is due to a full year of rent expense on the Company's headquarters building in 2000 compared to five months of expense in the prior year after the sale and leaseback of the building in August 1999. In addition, telephone costs increased due to increased personnel and installations and support outside Massachusetts.

Travel and entertainment expenses decreased $29,786 or 20.0% to $119,206 for the 2000 period from $148,992 for the 1999 period. These decreases affect all areas of travel expense and reflect the Company's efforts to control expenses in the face of declining sales. In addition, a considerable number of the shows, sales activity and customer installations have been in the Northeast reducing airfares, hotels, and meals expense.

Spending on professional fees decreased $19,042 or 11.7% to $143,944 for the 2000 period from $162,986 for the 1999 period. Legal fees decreased $28,303 or 28.9% due to reduced legal services required in support of the Company's debt and equity fundraising activities and joint ventures. Offsetting the decrease in legal fees was an increase in accounting fees resulting from expenses related to the 1999 audit and new requirements by the SEC for publicly held small businesses. The SEC now mandates quarterly reviews of the Company's financial records and 10QSB prior to submission.

Depreciation and amortization expense decreased 14.4% or $20,929 to $124,040 for the 2000 period from $144,969 for the 1999 period reflecting the first full year without depreciation on the headquarters building after its sale in August 1999 and the reduction in depreciation on internal computer equipment as it ages.

Other operating expenses increased 34.6% or $128,620 to $500,747 for the 2000 period from $372,127 for the 1999 period. Significant increases in spending on marketing collateral materials, trade shows and tax penalties, as well as an increase in the provision for uncollectible accounts, were offset by a decrease in spending on Internet access.

Net interest expense decreased to $99,459 for the 2000 period compared to the net interest expense of $267,818 for the 1999 period. This decrease reflects the reversal of accrued interest costs on the convertible promissory notes issued to outside investors as part of the Company's capital raising program when these notes were converted to equity during 2000. The amount of convertible promissory notes outstanding at the end of the 2000 period was $835,000 compared to $1,635,000 at the end of the 1999 period. The interest on these notes is not payable if the investors convert their notes to equity.

The loss for the 2000 period was $(2,167.035) or $(.57) per share compared to a loss of $(2,836,470) or $(1.00) per share for the 1999 period. The reduction in loss per share can be partially attributed to the reduced loss in 2000, as well as to the increase in total shares outstanding to 4,085,610 at the end of the 2000 period compared to 3,285,238 at the end of the 1999 period.



Liquidity and Capital Resources

The Company had working capital deficit of $(2,817,468) at December 31, 2000 compared to $(1,501,900) at December 31, 1999. The most significant reasons for this deterioration are the impact on receivables from lower sales in the fourth quarter of 2000, the increased use of related party notes, the increase in deferred revenues due to the Utica project, and the increase in accounts payable and accrued expenses.

During the 2000 period, the Company secured $750,000 of additional equity financing and received $90,000 from an investor who exercised the warrants issued with his convertible note. In addition, five investors converted $800,000 of long-term convertible promissory notes to equity. During the first half of 2000, loan commitments from directors were increased to $425,000 from $300,000 and the Company had $385,000 outstanding on director's loans at year-end. At December 31, 2000, $835,000 of convertible promissory notes and $143,538 of related interest remained outstanding as liabilities. In general, the outstanding convertible debt funding accrues interest at 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $2.19 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.19 to $2.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on due dates is at risk, especially the $425,000 due in the current year. Subsequent to the year-end, the Company received an additional $100,625 in equity funding, issued $350,000 in long-term convertible promissory notes, and used an additional $90,000 of loans from directors.

Cash decreased to $1,507 at December 31, 2000 from $40,207 at December 31, 1999. Accounts receivable decreased to $238,961 at December 31, 2000 from $672,997 at December 31, 1999 due to the decrease in sales during the fourth quarter of 2000 as compared to the same period in 1999. The resources necessary to fund the enhancements and extensions to the NT product and provide working capital for operations continue to be a major concern for the Company. In the fourth quarter of 2000, the Company launched a $1.5M private placement financing program to meet immediate cash needs. To date, the Company has received over $450,000 of additional funding from the program. Late in 2000, the Company felt the effects of a slowdown in the general economic conditions and within the public safety marketplace. However, with the newly announced federal grant program COPSMore 2001 and the strong sales pipeline resulting from the addition of sales and marketing resources, the Company is optimistic about revenues in the second half of 2001. If additional funds are required, the Board of Directors is willing to seek additional financing. As discussed earlier, the Company launched a major fundraising program to raise an additional $10M to $15M and has received over $450,000 to date. Nevertheless, the Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. Failure to acquire the necessary financing could have a material adverse effect on the Company. Backlog at March 29, 2001 was approximately $708,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of December 31, 2000, the Company had accumulated $10,981,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforward of $7,266,000 which expire between the years 2002 and 2005. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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

Item 7.  Financial Statements and Supplementary Data.
         --------------------------------------------



                     PAMET SYSTEMS, INC.

               INDEX TO FINANCIAL STATEMENTS

                                                       Page

Report of Independent Auditors  .....................   F-2

Financial Statements:

        Balance Sheet - December 31, 2000 ...........   F-3

        Statements of Operations -
          Years Ended December 31, 2000 and 1999....... F-4

        Statements of Stockholders' Deficit -
          Years Ended December 31, 2000 and 1999        F-5

        Statements of Cash Flows -
          Years Ended December 31, 2000 and 1999  ....  F-6

Notes to Financial Statements   ....................... F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Pamet Systems, Inc.


We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2000 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CARLIN, CHARRON & ROSEN LLP
Worcester, Massachusetts


March 29, 2001

BALANCE SHEET
PAMET SYSTEMS, INC.
                                                   December 31,
                                                           2000
                                                   ------------
ASSETS
------
CURRENT ASSETS
        Cash                                           $  1,507
        Accounts receivable, trade, net of
           allowance for doubtful accounts of
           $175,000 and factored receivables of
           $88,502                                      224,191
        Accounts receivable, factored                    14,770
        Inventory, net of reserve of $15,000             10,151
        Prepaid expenses and other current assets       147,132
                                                        -------
                TOTAL CURRENT ASSETS                    397,751

PROPERTY AND EQUIPMENT, NET                              98,312
DEPOSITS                                                 84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET              65,221
                                                        -------
                        TOTAL ASSETS                   $645,474
                                                        =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
        Current portion of long-term debt              $425,000
        Notes payable to related parties                385,000
        Due to factor                                    36,199
        Accounts payable, trade                         795,226
        Accounts payable, related parties                19,945
        Current portion of accrued interest
           payable on long-term debt                    143,538
        Current portion of deferred gain on
           sale of land and building                     42,614
        Accrued expenses                                766,192
        Deferred software maintenance revenue
           and unearned revenue                         601,505
                                                      ---------
                TOTAL CURRENT LIABILITIES             3,215,219

DEFERRED GAIN on sale of land and building, net
   of current portion                                   195,888
LONG TERM DEBT, net of current portion                  410,000
                                                      ---------
                TOTAL LIABILITIES                     3,821,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value, 1,000,000
           shares authorized, none issued                    --
        Common stock, $.01 par value, 30,000,000
           shares authorized, 4,085,610 shares
           issued and outstanding                        40,856
        Additional paid-in capital                    8,358,593
        Accumulated deficit                         (11,575,082)
                                                     ----------
                 TOTAL STOCKHOLDERS' DEFICIT         (3,175,633)
                                                      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $   645,474
                                                      =========


See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF OPERATIONS
PAMET SYSTEMS, INC.

                                         Year Ended  December 31,
                                         ------------------------
                                               2000          1999
                                               ----          ----
Net hardware and software sales          $1,213,038    $1,700,039
Support revenues                            832,969       713,495
                                          ---------     ---------
                TOTAL REVENUES            2,046,007     2,413,534

Cost of sales                               405,618       779,309
                                          ---------     ---------
                GROSS PROFIT              1,640,389     1,634,225
                                          ---------     ---------

Operating expenses
        Personnel costs                   2,175,040     2,018,065
        Rent, utilities and telephone       221,521       144,971
        Travel and entertainment            119,206       148,992
        Professional fees                   143,944       162,986
        Depreciation and amortization       124,040       144,969
        Research and development            423,467     1,210,767
        Other operating expenses            500,747       372,127
                                          ---------     ---------
                TOTAL OPERATING EXPENSES  3,707,965     4,202,877
                                          ---------     ---------
Loss from operations                     (2,067,576)   (2,568,652)
Interest expense, net                       (99,459)     (267,818)
                                          ---------     ---------

                NET LOSS                $(2,167,035)  $(2,836,470)

                                          =========     =========

Loss per common share                         $(.57)       $(1.00)
                                                ===          ====


See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS' DEFICIT
PAMET SYSTEMS, INC.

                        Common Stock  Additional                        Total
                        ------------     Paid-In    Accumulated Stockholders'
                       Shares  Amount    Capital        Deficit       Deficit
                       ------  ------    -------        -------       -------
BALANCE AT
JANUARY 1, 1999
                    2,545,500 $25,455 $5,306,924     $(6,571,577) $(1,239,198)

NET LOSS                                              (2,836,470)  (2,836,470)

CONVERSION OF
STOCK OPTIONS          11,750     117      8,860              --        8,977

CONVERSION OF
PROMISSORY NOTES
TO STOCK              315,988   3,160    596,840              --      600,000

CONVERSION OF
WARRANTS TO STOCK      87,000     870    129,130              --      130,000

PRIVATE PLACE-
MENT OF STOCK         325,000   3,250    646,750              --      650,000
                    ---------  ------  ---------       ---------    ---------
BALANCE AT
DECEMBER 31, 1999   3,285,238  32,852  6,688,504      (9,408,047)  (2,686,691)

NET LOSS                                              (2,167,035)  (2,167,035)

CONVERSION OF
STOCK OPTIONS          38,875     389     37,704              --       38,093

CONVERSION OF
PROMISSORY NOTES
TO STOCK              392,414   3,924    796,076              --      800,000

CONVERSION OF
WARRANTS TO STOCK      52,416     524     89,476              --       90,000

PRIVATE PLACE-
MENT OF STOCK         316,667   3,167    746,833              --      750,000
                    --------- -------  ---------      ----------    ---------
BALANCE AT
DECEMBER 31, 2000   4,085,610 $40,856 $8,358,593    $(11,575,082) $(3,175,633)
                    ========= =======  =========      ==========    =========


See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF CASH FLOWS
PAMET SYSTEMS, INC.
                                                     Year Ended December 31,
                                                     -----------------------
                                                           2000         1999
                                                           ----         ----
OPERATING ACTIVITIES

        Net loss                                    $(2,167,035) $(2,836,470)
        Adjustments to reconcile net loss to
           net cash used for operating activities:
           Deferred gain on sale of land and
               building                                 (42,614)     (17,184)
           Depreciation and amortization                124,040      144,969
           Provision for losses on accounts
               receivable, trade                         65,000       49,566
           Long-term debt incurred for research
               and development                               --       75,000
           Line of credit and accounts payable,
               trade-vendor incurred for research
               and development subsequently
               converted to long-term debt                   --      180,066

        Changes in operating assets and
               liabilities:
           Accounts receivable, trade                   329,875     (250,403)
           Accounts receivable, factored                 39,161       65,245
           Inventory                                      1,594       38,509
           Prepaid expenses and other current
               assets                                   (52,889)     (12,822)
           Restricted cash                                   --       28,534
           Deposits                                          --      (80,000)
           Due to factor                                (21,297)      (8,484)
           Accounts payable, trade                      106,934      (99,472)
           Accounts payable, related parties            (12,296)      11,728
           Accrued expenses                             329,567      186,472
           Accrued interest payable on long-term
               debt                                       2,133      126,291
           Deferred software maintenance revenue
               and unearned revenue                     217,575       84,459
                                                      ---------    ---------

           Net cash used for operating activities    (1,080,252)  (2,313,996)
                                                      ---------    ---------
INVESTING ACTIVITIES

        Expenditures for property and equipment         (46,541)     (33,914)
        Proceeds from sale of land and building              --    1,089,066
                                                         ------    ---------
           Net cash provided by/(used for)
              investing activities                      (46,541)   1,055,152
                                                         ------    ---------


                                (continued)

STATEMENTS OF CASH FLOWS - CONTINUED
PAMET SYSTEMS, INC.                                  Year Ended December 3l,
                                                           2000         1999
                                                           ----         ----
FINANCING ACTIVITIES

        Proceeds from long-term debt-convertible
            promissory notes           $                     --     $760,000
        Proceeds from related party notes               210,000      250,000
        Payment of related party notes                       --      (25,000)
        Payments on mortgage note                            --     (479,743)
        Issuance of common stock                        878,093      738,977
                                                      ---------    ---------
           Net cash provided by financing
               activities                             1,088,093    1,244,234
                                                      ---------    ---------

               NET DECREASE IN CASH                     (38,700)     (14,610)
  Cash at beginning of period                            40,207       54,817
                                                         ------       ------
               CASH AT END OF PERIOD                   $  1,507      $40,207
                                                          =====       ======

        SUPPLEMENTAL DISCLOSURES OF CASH
               FLOWS INFORMATION

               Cash paid for interest                   $78,639     $123,000
                                                         ======      =======

        SUMMARY OF NON-CASH FINANCING ACTIVITIES

               Research and development costs
                 financed through line of credit
                 and accounts payable, trade-vendor    $     --     $180,066
                                                         ======      =======
               Note payable-related party and
                 accrued interest repaid by
                 issuance of common stock              $     --      $50,000
                                                         ======        =====
               Conversion of long-term
                 debt-convertible promissory notes
                 to common stock                       $800,000     $600,000
                                                        =======      =======
               Line of credit and accounts payable,
                 trade-vendor converted to
                 long-term debt-convertible
                 promissory note                       $     --     $350,000
                                                        =======      =======
               Deferred gain as a result of sale
                 and leaseback transaction             $     --     $298,299
                                                        =======      =======
               Research and development costs
                  financed by long-term debt-
                  convertible promissory note          $     --      $75,000
                                                        =======       ======



See independent auditor's report and accompanying notes to financial statements

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

The Company's backlog at March 29, 2001 was approximately $708,000 (unaudited). Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2001.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows NT computing platform applications. Subsequent to year-end, the Company had a private placement in which an investor purchased 80,500 shares of the Company's common stock at a price of $1.25 per share. In addition, the Company received $350,000 through the issuance of long-term convertible promissory notes to two investors with an interest rate of 11%. The Company also received an additional $90,000 through borrowings from two directors with an 11% interest rate. If additional funds are required beyond the related party credit facility that is available as discussed in Note C, the current Board members are willing to seek additional equity financing, as needed. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development and marketing efforts will be successful.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Property and equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives.

Inventory: Inventory consists primarily of computer-related supplies and is stated at the lower of cost (first-in, first-out) or market value.

Long-lived assets: The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Deferred software maintenance revenue and unearned revenue: Deferred software maintenance revenue and unearned support revenue represent revenue relating to software support, updates and warranties which the Company has not yet earned. Software maintenance fees are recognized ratably over the period of the service contract. The portion of the maintenance fee associated with the sale of a first time system or software that relates to the initial maintenance period is also recognized ratably over the period of the extended service.

Deferred gain on sale of land and building: The balance represents a deferred gain on the sale of real estate, accounted for as a sale-leaseback transaction. The gain is being amortized and shows as a reduction of rent expense over the term of the lease on a straight-line basis.

Revenue recognition: The Company generally recognizes product revenue upon shipment. Revenues for products with extensive installation requirements under contractual agreements are recognized upon customer acceptance.

Loss per common share: In 2000 and 1999, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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

PAMET SYSTEMS, INC.

NOTE B-SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized software development costs: Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs once technological feasibility of the related products, as defined in the statement, has been achieved. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including anticipated future gross revenues, estimated economic life and changes in software and hardware technology. Software development costs incurred prior to achieving technological feasibility as well as certain licensing and other research and development costs are charged to research and development expense as incurred.

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Net realizable value is determined by periodically reviewing net capitalized software development costs for impairment based upon current and anticipated product revenue and other changes in circumstances that indicate the carrying amount of the capitalized software development costs may not be fully recoverable. Commencing with the initial product release, these costs are amortized on the straight-line method over the estimated life of the product, generally three to five years. The Company began amortizing software costs on product that was available for sale in the first quarter of 1999. Accumulated amortization of capitalized software costs at December 31, 2000 was $130,443.

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

Income taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 2000, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Compensation: The Company expensed approximately $22,000 in 2000 and $24,000 in 1999 relating to a stockholder and director for financial accounting consulting services. In addition, the Company expensed approximately $157,000 in 2000 and $360,000 in 1999 relating to a Company in which an employee is a principal, for research and development expenses.

PAMET SYSTEMS, INC.

NOTE C-RELATED-PARTY TRANSACTIONS (continued)

Notes payable to related parties represent promissory notes which provide a credit facility up to $425,000 to the Company from two officers and two directors. Interest is applied at 11% per annum. Warrants are awarded to the lenders for the amount of the note available to be utilized for each fifteen month period at a rate of 1,250 warrants per $10,000 available, at the fair market value of the Company's shares on that date. The maturity date of the promissory notes is June 1, 200l.

Accounts payable, related parties represent non-interest bearing amounts owed to employees and directors for services performed or expense reimbursements.

In addition, during 1999 two stockholders and directors of the Company converted $600,000 of promissory notes to common stock.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31, 2000 is as follows:

                              Balance at                         Balance at
                               Beginning   Additions                 End of
Classification                 of Period     at Cost Retirements     Period
--------------                 ---------   --------- ----------- ----------
     Furniture and fixtures     $133,327     $ 7,856   $      --   $141,183
     Computer equipment          482,527      38,685          --    521,212
     Automobiles                  24,894          --          --     24,894
                                 -------      ------      ------    -------
             TOTALS             $640,748      46,541          --   $687,289
                                 =======      ======      =======   =======

Accumulated depreciation at December 31, 2000 is as follows:

                              Balance at   Additions             Balance at
                               Beginning     Charged                 End of
Classification                 of Period  to Expense Retirements     Period
--------------                 ---------  ---------- ----------- ----------
     Furniture and fixtures     $127,390     $ 4,118    $     --   $131,508
     Computer equipment          383,217      52,182          --    435,399
     Automobiles                  19,551       2,519          --     22,070
                                 -------      ------     -------    -------
             TOTALS             $530,158     $58,819    $     --   $588,977
                                 =======      ======     =======    =======


PAMET SYSTEMS, INC.

NOTE E--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2000:

Accrued payroll, bonuses and vacation                  $459,981
Accrued and withheld payroll taxes                      210,600
Other                                                    95,611
                                                        -------
                                                       $766,192

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

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 14,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 2000. The principal amount of the note may be converted to common stock at $2.50 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2000. The interest rate on the note is 11% per year and interest expense in fiscal year 2000 was
$3,850. Total interest accrued on the note at December 31, 2000 was $6,339. Both the principal balance of the note and unpaid accrued interest were due on May 9, 2001. Subsequent to year-end, this note was extended to May 9, 2002 and thus is shown as
long-term in these financial statements.                              $35,000

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 150,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 2000. The principal amount of the note may be converted to common stock at $2.50 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2000. The interest rate on the note is 11% per year and interest expense in fiscal year 2000 was
$41,250. Total interest accrued on the note at December 31, 2000 was $67,469. Both the principal balance of the note and unpaid accrued interest were due on May 13, 2001. Subsequent to year-end, this note was extended to May 13, 2002 and thus is
shown as long-term in these financial statements.                     375,000


NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (continued)

Convertible promissory note to a vendor with five year detachable warrants which allow the noteholder to purchase up to 140,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 2000. The principal amount of the note may be converted to common stock at $2.50 per share, at the
noteholder's option as described above. No principal has been converted to common stock at December 31, 2000. The interest rate on the note is 11% per year and interest expense in fiscal year
2000 was $38,500. Total interest accrued on the note at
December 31, 2000 was $61,073. Both the principal balance of the
note and unpaid accrued interest are due on May 31, 2001.           $350,000

Convertible promissory note to a vendor with five year detachable warrants which allow the noteholder to purchase up to 7,500 shares of common stock at $2.19 per share. No warrants have been exercised at December 31, 2000. The principal amount of the note may be converted to common stock at $2.19 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2000. The interest rate on the note is
11% per year and interest expense in fiscal year 2000 was $8,250.
Total interest accrued on the note at December 31, 2000 was $8,657 and unlike the notes above is to be paid quarterly. However, at December 31, 2000 no interest has been paid on this note and thus the Company is in default of the original note agreement.
Both the principal balance of the note and unpaid accrued
interest are due on December 13, 2001.                                75,000
                                                                     -------
                                                                     835,000
                      Less current portion of long-term debt         425,000
                                                                     -------
                                                                    $410,000
                                                                     =======

The notes are shown at face value because the value attributed to the detachable warrants was considered not material.
Annual principal maturities of long-term debt are as follows:
        Year ending     December 31, 2001                           $425,000
                        December 31, 2002                            410,000
                                                                     -------
                                                                    $835,000
                                                                     =======

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY

Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:

                                    2000                      1999
                         ------------------------  ------------------------
                         As Reported    Pro Forma  As Reported    Pro Forma
                         -----------    ---------  -----------    ---------
Net loss                 $(2,167,035) $(2,703,671) $(2,836,470) $(3,199,775)
                           =========    =========    =========    =========

Loss per common share         $(0.57)      $(0.72)      $(1.00)      $(1.13)
                                ====         ====         ====         ====

The fair value of each option granted during 2000 and 1999, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                2000                     1999
                                ----                     ----
Expected Life              5-8 years*               5-8 years*
Risk-free interest rate  5.92%-6.76%*             4.51%-6.00%*
Expected Volatility             110%                     116%

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

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 148,500 had been exercised at December 31, 2000, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees (based on continual employment) and consultants. The options are not transferrable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.


                                 (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 2000 is as follows:
                                                    Weighted Average
                                               ----------------------------
                        Number Exercise Price  Exercise Fair Value  Remain-
                    Of Options      Per Share     Price   at Grant ing Life
                    ---------- --------------  -------- ---------- --------
Outstanding
January 1, 1999        267,750     $.02-$5.50     $1.20                2.55
                                                                      years
Granted                 13,800          $2.50     $2.50      $2.07
Cancelled                 (800)          $.02      $.02
Exercised               (7,500)          $.02      $.02
                       -------       --------
Outstanding
December 31, 1999      273,250     $.02-$5.50     $1.30                1.78
                                                                      years
Cancelled               (6,000)         $3.50     $3.50
Exercised              (21,750)    $.02-$1.44      $.35
                       -------      ---------
Outstanding
December 31, 2000      245,500     $.02-$5.50     $1.34                0.93
                                                                      years
                       =======      =========
Exercisable at
December 31, 2000      236,800     $.02-$5.50     $1.26
                       =======       ========
Exercisable at
December 31, 1999      243,250     $.02-$5.50     $1.15
                       =======       ========
Available for Grant
At December 31, 2000    6,000
                        =====
Available for Grant
At December 31, 1999       --
                        =====


In 1998, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1998 Stock Option Plan is 250,000 shares. These options, of which a total of 17,375 had been exercised at December 31, 2000, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

                                 (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the 1998 Stock Option Plan for the two year period ended December 31, 2000 is as follows:
                                                        Weighted Average
                                                  ----------------------------
                           Number Exercise Price Exercise  Fair Value  Remain-
                       Of Options      Per Share    Price    at Grant ing Life
                       ---------- -------------- --------  ---------- --------
Outstanding
January 1, 1999            92,500    $1.37-$1.87    $1.52                5.54
                                                                        years
Granted to Officers        27,250    $1.50-$2.50    $2.32 $1.24-$2.07
Granted to Employees      145,250    $1.50-$3.19    $1.95 $1.24-$2.65
Exercised                  (3,250)         $1.87    $1.87
Cancelled                 (15,000)         $1.37    $1.37
                          -------     ----------
Outstanding
December 31, 1999         246,750    $1.37-$1.87    $1.87                 5.12
                                                                         years
Exercised                 (14,125)   $1.50-$2.50    $1.58
Cancelled                 (27,375)   $1.50-$2.50    $1.83
                           ------     ----------
Outstanding
December 31, 2000         205,250    $1.37-$3.19    $1.89                 4.91
                                                                         years
                          =======     ==========
Exercisable at
December 31, 2000         140,500    $1.37-$3.19    $1.86
                          =======     ==========     ====
Exercisable at
December 31, 1999          84,375    $1.37-$3.19    $2.02
                           ======     ==========     ====
Available for Grant at
December 31, 2000          27,375
                           ======
Available for Grant at
December 31, 1999              --
                           ======


During 1999 and 2000 the Company issued stock options to directors outside of any formalized plan. These options, of which none had been exercised at December 31, 2000, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.

                                        (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the directors outside of any formalized plan for the two year period ended December 31, 2000 is as follows:

                                                      Weighted Average
                                                  ----------------------------
                         Number Exercise Price  Exercise   Fair Value  Remain-
                     Of Options      per Share     Price     at Grant ing Life
                     ---------- --------------  --------   ---------- --------
Outstanding
January 1, 1999              --             --        --
Granted to Directors     53,000    $1.37-$2.50     $1.46  $1.13-$2.07
                         ------     ----------
Outstanding
December 31, 1999        53,000    $1.37-$2.50     $1.43               5 years

Granted to Directors     30,000    $2.00-$3.88     $2.38  $1.62-$3.15
                         ------     ----------

Outstanding
December 31, 2000        83,000    $1.37-$3.88     $1.77                  3.82
                                                                         years
                         ======     ==========
Exercisable at
December 31, 2000        83,000    $1.37-$3.88     $1.77
                         ======     ==========
Exercisable at
December 31, 1999        37,700    $1.37-$2.50     $1.46
                         ======     ==========
Available For Grant
at December 31, 2000    167,000
                        =======
Available For Grant
at December 31, 1999    197,000
                        =======

Subsequent to December 31, 2000, options representing 2,000 shares were granted to a director at an exercise price of $1.87.





                                        (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

The Company issued additional stock options and warrants outside of any formalized plan. The stock options are exercisable within a ten-year period from the date of grant and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (for options based on continual employment) and consultants. The warrants are exercisable within a five year period from the date of grant and are generally fully exercisable when issued. The options and warrants are not transferable except by will or domestic relations order. The option or warrant price per share is not less than the fair market value of the shares on the date of grant.

Stock option and warrant activity for stock options and warrants issued outside a formalized plan for the two year period ended December 31, 2000 is as follows:

                                                        Weighted Average
                                                 -----------------------------
                        Number of
                         Options/ Exercise Price Exercise  Fair Value  Remain-
                         Warrants      Per Share    Price    at Grant ing Life
                        --------- -------------- --------  ---------- --------
Outstanding
  January l, 1999         849,163     $.68-$4.75    $2.45                 4.80
                                                                         years
Options Granted to
  Officer                  56,200          $2.50    $2.50       $2.07
Warrants Granted to
  Officers                  2,500          $2.50    $2.50       $2.07
Warrants Granted to
  Directors               162,546    $2.50-$3.19    $2.57 $2.07-$2.65
Warrants Granted to
  Convertible Debt
  Holders                 444,000          $2.50    $2.50       $2.07
Warrants Granted to
  new Stockholders        325,000          $2.50    $2.50       $2.08
Warrants Granted to
  Consultant/Debt
  Holders for goods
  and services
  provided                 37,500    $2.19-$2.50    $2.44 $1.82-$2.07
Options Exercised          (1,000)         $2.75    $2.75
Warrants Exercised        (87,000)   $0.80-$2.00    $1.70
Warrants Cancelled         (8,000)         $0.80
                          -------     ----------
Outstanding
December 31,1999        1,780,909    $0.68-$4.75    $2.52                 4.34
                                                                         years
Options Granted to
  Officer                  25,000          $3.88    $3.88       $3.15
Warrants Granted to
  Officers                  6,250          $3.00    $3.00       $2.43
Warrants Granted to
  Directors                46,875          $3.00    $3.00       $2.43
Warrants Granted to
  Stockholders for new
  equity financing        316,666    $2.50-$3.50    $2.50 $2.03-$2.84



                                        (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)
                                                       Weighted Average
                                                  ----------------------------
                       Number of
                        Options/  Exercise Price  Exercise Fair Value  Remain-
                        Warrants       Per Share     Price   at Grant  ingLife
                       ---------  --------------  -------- ----------  -------
Options Exercised          (3000)          $2.75     $2.75
Warrants Exercised       (52,416)    $0.80-$2.50     $2.10
Warrants Cancelled        (2,584)          $0.80     $0.80
Options Cancelled        (10,000)    $2.75-$3.25     $3.00
                          ------      ----------      ----
Outstanding
 December 31, 2000     2,107,700     $2.19-$3.19     $2.61                3.79
                                                                         years
                       =========      ==========      ====
Exercisable at
  December 31, 2000    2,070,075     $0.68-$4.75     $2.59
                       =========      ==========      ====
Exercisable at
  December 31, 1999    1,649,459     $0.68-$4.75     $2.48
                       =========      ==========      ====

Subsequent to December 31, 2000, options representing 28,175 shares were granted to a new stockholder at an exercise price of $2.50 and options representing 466,666 shares were granted to two new convertible debt holders at an exercise price of $2.00.

In 2000, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 2000 Stock Option Plan is 1,300,000 shares. These options, of which none had been exercised at December 31, 2000, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

                                                      Weighted Average
                                                 -----------------------------
                      Number of  Exercise Price  Exercise  Fair Value  Remain-
                        Options       Per Share     Price    at Grant ing Life
                      ---------  --------------  --------  ---------- --------
Outstanding
January 1, 2000              --              --        --
Options Granted to
   Officers             165,000     $2.00-$2.12     $2.02 $1.62-$1.72
Options Granted to
  Employees             372,625     $2.00-$4.13     $2.07 $1.62-$3.35
                        -------      ----------      ----  ----------

                                        (continued)

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)
                                                        Weighted Average
                                                 -----------------------------

                      Number of  Exercise Price  Exercise  Fair Value  Remain-
                        Options       Per Share     Price    at Grant ing Life
                      ---------  --------------  --------  ---------- --------
Options Outstanding
December 31, 2000       537,625     $2.00-$4.13     $2.05                 6.39
                                                                         years
                        =======      ==========
Exercisable at
  December 31, 2000     138,625     $2.00-$4.13     $2.05
                        =======      ==========
Available for Grant
December 31, 2000       762,375
                        =======


NOTE H-EARNINGS PER SHARE DISCLOSURE

Earnings per share disclosures for the two year period ended December 31, 2000 are as follows:

                                        For the Year Ended December 31, 2000
                                        ------------------------------------
                                                        Weighted-  Per Share
                                         Income    Average Shares     Amount
                                        -------    --------------  ---------
Basic loss per common share
        Income available to common
          stockholders              $(2,167,035)        3,778,437    $(0.57)
                                      =========         =========      ====

                                        For the Year Ended December 31, 1999
                                        ------------------------------------
                                                        Weighted-  Per Share
                                         Income    Average Shares     Amount
                                        -------    --------------  ---------
Basic loss per common share
        Income available to common
          stockholders              $(2,836,470)        2,838,728    $(1.00)
                                      =========         =========      ====

NOTE I-INCOME TAXES

During 2000, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $396,000. The cumulative amount of these assets, which is $2,234,000 at December 31, 2000 is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.





                                                        (continued)

PAMET SYSTEMS, INC.

NOTE I-INCOME TAXES (continued)

At December 31, 2000, the Company has federal net operating loss carryforwards of $10,981,000 that expire beginning in the year 2005. Additionally, the Company has Massachusetts net operating losses to carry forward, which expire as follows:

                    Year Ending
                    December 31,                        Amount
                    -----------                         ------
                        2002                        $  980,000
                        2003                         1,752,000
                        2004                         2,632,000
                        2005                         1,901,000
                                                     ---------
                                                    $7,265,000
                                                     =========

NOTE J-COMMITMENTS AND CONTINGENCIES

Lease

During 1999, the Company entered into a real estate transaction in which it sold its main operating facility and land to an unaffiliated third party and leased back the property. The lease is being accounted for as an operating lease. The transaction resulted in a gain of approximately $298,000 that the Company has deferred and will recognize as a reduction of rent expense over the term of the lease (see Note B). The lease agreement is for 7 years through August 2006 with a 5 year renewal option available. The monthly base rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by multiplying the base rent for the preceding year by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers, up to a maximum increase of three percent per annum.

Future minimum lease payments are as follows:

                    Year ending
                   December 31,                    Amount
                   ------------                    ------
                       2001                      $160,639
                       2002                       165,348
                       2003                       174,765
                       2004                       174,765
                       2005                       174,765
                   Thereafter                     104,291
                                                  -------
TOTAL                                            $954,573
                                                  =======


                                                        (continued)

PAMET SYSTEMS, INC.

NOTE J-COMMITMENTS AND CONTINGENCIES (continued)

Employment Contracts

On May 3, 1999 the Company entered into a joint venture and service agreement with Hanahan Computer Designs. As part of the agreement Pamet has obtained the right to a product and has an employment agreement with the owner of Hanahan Computer Designs.

Under the joint venture agreement, Hanahan Computer Designs will receive royalties of fifty percent of gross sales of the product until June 30, 2002, subject to a maximum aggregate royalty payment of $170,000. Thereafter, the owner of Hanahan Computer Designs will receive a thirty percent commission on all of his sales of this product. There were no sales of this product in the current fiscal year.

Under the Hanahan employment agreement, which runs through June 30, 2002, a minimum salary of $90,000 per annum is payable. The employee also is eligible for an annual bonus of up to 15% of his annual salary.

In addition, the Company has employment agreements with two key management employees through May 2002 that total $273,500 per year.

NOTE K-SIGNIFICANT CUSTOMERS

Amounts due from three customers represented approximately 24% of total accounts receivable, trade outstanding at December 31, 2000.

Sales to one customer represented approximately 14.6% of total revenues for the year ended December 31, 2000 and 12% of total revenues for the year ended December 31, 1999.

NOTE L-MAJOR SUPPLIER

The Company obtained approximately 35% of its merchandise from one supplier in 2000. Management believes that if this supplier ceased providing software, the Company could find alternative suppliers, although there would be a short interruption of this line of business as the new software was integrated with the Company's products.

PAMET SYSTEMS, INC.

NOTE M--PROFIT SHARING PLAN

The Company has a qualified contributory profit sharing 401(k) plan. The plan covers all employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The plan also provides for contributions by the Company upon approval of the Board of Directors. During 2000 and 1999, the Board elected to make contributions equal to 15% of employee contributions. The employees' and employer's contributions may not exceed maximum amounts established by the Internal Revenue Code. Total Company contributions to the plan were $12,164 during 2000 and $11,183 during 1999.

NOTE N-RESEARCH AND DEVELOPMENT

Research and development costs in the current year represent costs associated with developing a Microsoft Windows NT computing platform for the Company's current computer applications as well as developing accompanying software support applications for the NT system.

Included in personnel costs is approximately $815,000 relating to personnel who have worked exclusively on the development of the Company's NT computing platform and supporting applications during fiscal year 2000.


See independent auditor's report


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III


Items 9, 10, 11, 12.

If the Registrant's definitive proxy statement is filed within 120 days of the close of the Registrant's fiscal year ended December 31, 2000, the information called for by Items 9, 10, 11, and 12 of Part III shall be deemed incorporated herein by reference to the Registrant's definitive proxy statement relating to the Annual Meeting of Stockholders.


Item 13.        Exhibits. Financial Statement Schedules, and Reports on Form
8-K

        (a)     Exhibits

3.1.1 Restated and Amended Articles of Organization (filed by reference to
Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989).
4.1 Specimen Common Stock Certificate (filed by reference to Exhibit 4.2 to Registration Statement No. 33-36989).
4.2 Warrant issued to Rogow Opportunity Capital dated March 2, 1998 (filed by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended March 31, 1998).
4.3 Convertible Note issued to Rogow Opportunity Capital LLC dated November 6, 1998.
4.4 Warrant issued to Rogow Opportunity Capital LLC dated November 6, 1998.
4.5 Convertible Note issued to Robboy Associates LLC dated November 6, 1998.
4.6 Warrant issued to Robboy Associates LLC dated November 6, 1998.
4.7 Convertible Note issued to William James Bell 1993 Trust dated November 13, 1998.
4.8 Warrant issued to William James Bell 1993 Trust dated November 13, 1998.
4.9 Convertible Note issued to Gene Raphalean dated December 8, 1998.
4.10 Warrant issued to Gene Raphalean dated December 8, 1998.
4.11 Convertible Note issued to Donald M. Liddell, Jr. dated December 10,
1998.
4.12 Warrant issued to Donald M. Liddell, Jr. dated December 10, 1998.
4.13 Convertible Note issued to Joseph Terrence Waters dated December 14,
1998.
4.14 Warrant issued to Joseph Terrence Waters dated December 14, 1998.
4.15 Convertible Note issued to William James Bell 1993 Trust dated February 8, 1999.
4.16 Warrant issued to William James Bell 1993 Trust dated February 8, 1999.
4.17 Convertible Note issued to Stephen Wilder dated January 22, 1999.
4.18 Warrant issued to Stephen Wilder dated January 22, 1999.
4.19 Convertible Note issued to West Country Partners dated May 10, 1999.
4.20 Warrant issued to West Country Partners dated May 10, 1999.
4.21 Convertible Note issued to BSI SA dated May 14, 1999.
4.22 Warrant issued to BSI SA dated May 14, 1999.
4.23 Warrant issued to West Country Partners dated November 19, 1999.
4.24 Warrant issued to BSI SA dated November 29, 1999.
4.25 Warrant issued to Leonardo Capital fund dated December 14, 1999.
4.26 Warrant issued to West Country Partners dated March 29, 2000
4.27 Warrant issued to BSI SA dated April 11, 2000
4.28 Warrant issued to West  Country Partners dated August 31, 2000
4.29 Warrant issued to West County Partners dated November 6, 2000
10.1 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989).
10.2 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819).
10.3 Form of Employment agreement between the Registrant and David T. McKay (Filed by reference to Exhibit 10.14 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.4 Form of Employment agreement between the Registrant and Richard C. Becker (Filed by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.5 1998 Stock Option Plan (Filed by reference in the 1998 Proxy Statement dated May 14, 1998).
10.6 2000 Stock Option Plan (Filed by reference in the 2000 Proxy Statement dated June 13, 2000).
10.12 Silicon Valley Financial Services Accounts Receivable Purchase Agreement dated April 14, 1998 (Filed by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998).
23      Consent of Carlin, Charron & Rosen LLP
27      Financial Data Schedule

(b) Reports on Form 8-K
        none

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                PAMET SYSTEMS, INC.
                   (Registrant)

                   By: BRUCE J. ROGOW
                 Name: Bruce J. Rogow
                Title: Chairman


Date April 13, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name       Title                                           Date

BRUCE J. ROGOW  Chairman of the Board                           April 13, 2001
                                       ______________________
                                           Bruce J. Rogow



DAVID T. MCKAY  President and Chief                             April 13, 2001
                 Executive Officer     ________________________
                                           David T. McKay


RICHARD C.     Vice President, Finance                          April 13, 2001
 BECKER        and Administration,     ________________________
               Treasurer, and Director    Richard C. Becker
               (Principal Financial and
               Accounting Officer)


STANLEY J.     Director                                         April 13, 2001
 ROBBOY, M.D.                          ________________________
                                        Stanley J. Robboy, M.D.


DAVINDER SETHI Director                                         April 13, 2001
                                       ________________________
                                            Davinder Sethi

  Exhibit 4.28: Warrant issued to West Country Partners Dated November 6, 2000


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


Void after 5:00 p.m. Eastern Standard Time, on November 5, 2005.


                      WARRANT TO PURCHASE COMMON STOCK

                                    OF

                            PAMET SYSTEMS, INC.


        FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing November 6, 2000, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2005, a total of One Hundred Thousand (100,000) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Two Hundred Fifty Thousand Dollars ($250,000) (computed on the basis of
$2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock,"
(ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

        This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

        1.      Exercise of Warrant.

        (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing November 6, 2000, and prior to 5:00 P.M., Eastern Standard Time, on November 5, 2005, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

        10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.
IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 6th day of November, 2000.


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


Dated ___________________              Signature__________________________


                                       Address____________________________

                                              ____________________________

Exhibit 4.29


Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41029) pertaining to the Pamet Systems, Inc. 1990 Stock Option Plan of our report dated March 29, 2001, with respect to the financial statements of Pamet Systems, Inc. included in its Annual Report (Form 10-KSB) for the year ended December 31, 2000, filed with Securities and Exchange Commission.




        Carlin, Charron & Rosen LLP



Worcester, Massachusetts
March 29, 2001