Form 10KSB/A
period 2000-12-31
PAMET SYSTEMS INC
filed 2001-04-30
CIK 868268

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________  to  ___________

Commission File No. 1-10623

                               Pamet Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

       Massachusetts                                    04-2985838
 ------------------------------                    ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

     1000 Main Street
     Acton, Massachusetts                                01720
 --------------------------------------            ---------------------
(Address of principal executive offices)              (Zip Code)

Issuer's  telephone number   (978) 263-2060

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
         Title of each class                             on which registered

                 none                                      none
   ------------------------------                    --------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:


                       Common Stock $.01 par value
                       ----------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No
                                                     ------   ------

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



Explanatory note: Pursuant to instruction E(3) of Form 10-KSB, this Form 10-KSB/A includes the information required by Part III which was omitted from the Company's Form 10-KSB filed on April 13, 2001.

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


                        Class I (Term expires at the 2003
                         Annual meeting of Stockholders)

                                                                                           Has been
                                                                                           A director
Director Name                      Age  Principal Occupation                                Since
Richard C. Becker                  55   Mr. Becker has been Vice President                    1991
                                        Finance and Administration since June
                                        1997, Assistant Clerk since February
                                        1991 and Treasurer since May 1991. He
                                        was Vice President and Chief Operating
                                        officer from June 1993 through May 1997
                                        and Vice President of Finance and
                                        Administration of the Company from
                                        January 1991 through June 1993.

Bruce J. Rogow                     55   Mr. Rogow has been Chairman of the Board              1997
                                        since June 1999. He has served as a
                                        Gartner Group Fellow since 1992 and
                                        executive principal of Rogow Opportunity
                                        Capital since 1997.


                        (Class II) (Term expires at the 2001
                          Annual meeting of Stockholders)

Dr. Stanley J. Robboy              59   Since January 1998, Dr. Robboy has been               1990
                                        Vice Chairman of the Department of
                                        Pathology at Duke University Medical
                                        Center which is in addition to the
                                        positions he has held since 1992 as
                                        Professor of Pathology, Professor of
                                        Obstetrics and Gynecology and Head of
                                        the Division of Gynecologic Pathology.



David T. McKay                     58   Mr. McKay has been President and                      1997
                                        Chief Executive Officer of the Company
                                        since June 1997. Previously Mr. McKay
                                        served as the Global Systems Manager for
                                        Mobil Oil, an oil production company
                                        from 1996 to 1997. From 1994 to 1996
                                        he was the Vice President of Information
                                        Systems at Moore Corporation, a business
                                        supply company. From 1992 to 1994 he was
                                        Vice President of Gartner Group, Inc.


                      (Class III) (Term expires at the 2002
                         Annual meeting of Stockholders)


Dr. Davinder Sethi                 67   Dr. Sethi has been an independent advisor            1998
                                        since 1996 and served as a Senior
                                        Advisor to Barclays de Zoete Wedd, an
                                        investment banking firm, from 1990 until
                                        1996.


                    Beneficial Ownership Reporting Compliance

         The Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securites are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its other executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them except that; David T. McKay was late in filing one Form 4; Bruce J. Rogow was late in filing three Form 4's (each such filing related to one transaction); Richard C. Becker was late in filing four Form 4's; and Stanley J. Robboy was each late in filing two Form 4's.


Item 10  Executive Compensation


                           SUMMARY COMPENSATION TABLE


                                                  Annual Compensation
                                                  -------------------                            Long Term
                                                                                              Compensation
                                                                                              ------------
                                                                                         Securities Under-
    Name and Principal                      Year        Salary           Bonus               lying Options
    Position                                               $               $                      #
    --------------------------              ----        ------           -----           -----------------
    David T. Mckay                          2000        160,000          16,600                 100,000
    President and Chief                     1999        160,000          20,000                  76,500
    Executive Officer                       1998        160,000           9,334                  50,000



                              EMPLOYMENT AGREEMENTS



         The Company entered entered into an Employment Agreement dated September 1997 employing David T. McKay as President and Chief Executive Officer of the Company for a two year term. The employment agreement automatically extends for an additional two years provided that neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term or any extensions thereof. Mr. McKay is entitled to receive a base salary of $160,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. An amendment to the contract was signed on May 31, 2001 extending the contract to May 31, 2002. Pursuant to the amendment Mr. McKay's base salary was increased to $180,000 per year, he was granted options to purchase 100,000 shares of Common Stock under the Company's 2000 Stock Option Plan.

         If Mr. McKay's employment is terminated as the result of constructive termination (as defined in the employment agreement) or by the Company without cause (as defined in the employment agreement), in addition to compensation and benefits accrued through the date of such termination, he will be entitled to receive his base salary and all fringe benefits and additional bonus amounts for an additional (a) three month period or (b) six month period, respectively. Mr. McKay's employment agreement also includes a non-competitive, confidentiality, and indemnification provisions.


                    Stock Options Grants in Last Fiscal Year



                                                                                              Potential Realized
                             Number of       % of Total                                         Value at Assumed
                            Securities          Options                                          Annual Rates of
                            Underlying       Granted to                                              Stock Price
                               Options     Employees in      Exercise       Expir-                  Appreciation
                               Granted      Fiscal year         Price       ation                for Option Term
Name                             (#)            (%)            ($/sh)       Date                 5%       10%(1)
----                        ----------     ------------      --------       ------            ------------------
David T. McKay               100,000          17.0%            2.00        7/09/10            $125,780  $318,740



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

Director Compensation

         Directors who are not officers of the Company who were nominated and elected prior to November 1998 are entitled to receive an annual stipend of $1,000 for serving on the Board of Directors and its committees and reimbursement for out-of-pocket expenses in connection with their attendance at directors' meetings. Additionally, under the 1990 Stock Option Plan each non-employee director who was a director of the Company on the last day of a calendar year or has ceased to be a director during the calendar year due to his or her death or attainment of an age greater than 65 was automatically granted a non-qualified stock option to purchase 2,000 shares of Common Stock on January 1 of the succeeding calendar year at the fair market value per share on the date of grant.

         In November 1998, the Company implemented a new compensation program for non-employee Directors. Under the new system Directors who are not officers of the Company who were nominated and elected after November 1998 will be granted a non-qualified stock option to purchase 45,000 shares of Common Stock. The vesting of the grant is over three years. In addition these Directors are entitled to receive an annual stipend of $6,000 for serving on the Board and its committees and reimbursement for out of pocket expenses in connection with their attendance at directors meetings. It is expected that Directors will be able to elect to receive their annual cash stipend in the form of the Company's Common Stock.

         In April 2000, the Company adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Plan"). Under the Plan, upon each election to the Board by the stockholders (generally every three years) by the stockholders, each non-employee director who is not a beneficial owner (as defined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 3% of the outstanding shares will be granted a non-qualified stock option to purchase 45,000 shares of Common Stock. Newly nominated non-employee directors who do not own more than 3% of the outstanding shares and who have not yet been elected by the stockholders will be granted a non-qualified stock option to purchase 15,000 shares of Common Stock upon each annual meeting until first elected by the stockholders as provided above. If the non-employee director is the beneficial owner of more than 3% of the outstanding shares, upon election to the Board by the stockholders, each such non-employee director will be granted a non-qualified stock option to purchase 24,000 shares of Common Stock. Newly nominated non-employee directors who own more than 3% of the outstanding shares and who have not yet been elected by the stockholders will be granted a non-qualified stock option to purchase 8,000 shares of Common Stock upon each annual meeting until elected by the stockholders as provided above. The vesting of each grant is three years. In addition, non-employee directors are entitled to receive an annual stipend of $6,000 for serving on the Board and its committees and reimbursement for out of pocket expenses in connection with their attendance at meetings.



Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table provides information regarding beneficial ownership as of April 13, 2000 of the Company's Common Stock as to (i) each director of the Company, (ii) each of the Named Executive Officers, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and (iv) all directors and executive officers as a group. The information set forth below as to nominees, directors, and officers has been furnished to the Company by such nominee, officer or director.



                                                                                         Percent of Common
Name and Address of                                  Amount and Nature of               Stock (if over 1%)
Beneficial Owner                                     Beneficial Ownership               Owned Beneficially
-------------------                                  --------------------               ------------------
Bruce J. Rogow                                                 927,522(1)                            20.7%
Winnie R. Rogow
220 Ocean Avenue
Marblehead, MA 01945

David T. McKay                                                 332,500(2)                             7.4%
1000 Main Street
Acton, MA  01720

Dr. Joel B. Searcy                                             285,527(3)                             6.7%
2 Jillmar Lane
Truro, MA  02666

Richard C. Becker                                              147,375(4)                             3.4%

Dr. Stanley J. Robboy                                          462,637(5)                            10.7%
104 Donegal Drive
Chapel Hill, NC  27514

Dr. Davinder Sethi                                              48,208(6)                             1.1%

BSI SA                                                       1,050,000(7)                            21.0%
Via Magatti 2
6900 Lugano
Switzerland

William J. Bell 1993 Trust                                     544,826(8)                            12.2%
10539 Bellagio Road
Los Angeles, CA  90077

West Country Partners                                        1,294,666(9)                            25.0%
1917 Brittany Park
Camarillo, CA  93012



All directors and executive                                 2,203,769(10)                            42.6%
officers as a group ( people)





(1) As reported on an Amendment No.3 to the Schedule 13D filed with the Securities and Exchange Commission on January 6, 1999, filed by Bruce J. Rogow and Winnie R. Rogow relating to the beneficial ownership of (i) 5,000 shares of Common Stock held by Mr. Rogow's 401(k) account, (ii) 20,000 shares held by Mr. Rogow's retirement money purchase account,
       (iii) 62,000 shares of Common Stock held jointly, (iv) 15,000 shares held by Mrs. Rogow as custodian for Mr. and Mrs. Rogow's minor child, (v) 325,000 shares of Common Stock held by Rogow Opportunity Capital, LLC, a Massachusetts limited liability company ("Rogow Opportunity") of which Mr. and Mrs. Rogow are the sole members, (vi) warrants held by Rogow Opportunity exercisable at any time or from time to time prior to March 2, 2003, to purchase up to 31,250 shares of Common Stock at an exercise price of $4.25 per share, (vii) warrants exercisable prior to November 5, 2003, to purchase 120,000 shares of Common Stock at an exercise price of $2.50 per share, (viii) warrants exercisable prior to July 13, 2009, to purchase 68,000 shares of Common Stock at an exercise price of $2.50 per share, and (ix) warrants exercisable prior to September 28, 2009, to purchase 10,000 shares of Common Stock at an exercise price of $3.19 per share, (x) warrants exercisable prior to June 12, 2010, to purchase 34,375 shares of Common Stock at an exercise price of $3.00 per share,
       (xi) warrants exercisable prior to July 9, 2010, to purchase 24,000 shares of Common Stock at an exercise price of $2.00 per share, (xii) 6,000 shares issuable upon the exercise of 3 grants of currently exercisable director options at prices ranging $1.56 to $4.00.


(2) Includes 326,500 shares issuable upon the exercise of currently exercisable options.

(3) Includes 33,750 shares issuable upon the exercise of currently exercisable options.

(4) Includes 146,375 shares issuable upon the exercise of currently exercisable options.

(5) As reported on the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000 and updated based on Company records}, filed by Stanley J. Robboy relating to the beneficial ownership of (I) 173,500 shares of Common Stock held by Mr. Robboy, (ii) 25,000 shares of common stock from the conversion of warrants, (iii) 141,046 shares issuable upon the exercise of currently exercisable options.

(6) Includes 45,000 share issuable upon the exercise of currently exercisable option.

(7) Includes (i)150,000 shares of Common Stock issuable upon conversion of a $375,000 note convertible until May 14, 2001 at a conversion price of $2.50 per share, (ii)150,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $2.50 per share, (iii)175,000 shares issuable upon the exercise of warrants exercisable prior to December 3, 2004 at an exercise price of $2.50 per share, (iv)66,667 shares issuable upon the exercise of warrants exercisable prior to April 11, 2005 at an exercise price of $3.50 per share, (v)133,333 shares of Common Stock issuable upon conversion of a $100,000 note convertible until March 30, 2003 at a conversion price of $.75 per share, and (vi) 333,333 shares issuable upon the exercise of warrants exercisable prior to March 30, 2006 at an exercise price of $2.00 per share.


(8) Includes (i)172,413 shares issuable upon the exercise of warrants exercisable prior to November 12, 2003 at an exercise price of $1.45 per share, and (ii) 100,000 shares issuable upon the exercise of warrants exercisable prior to February 4, 2004 at an exercise price of $2.50 per share.

(9) Includes (i)14,000 shares of Common Stock issuable upon conversion of a $35,000 note convertible until May 15, 2001 at a conversion price of $2.50 per share, (ii) 14,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $2.50 per share, (iii)50,000 shares issuable upon the exercise of warrants exercisable prior to November 18, 2004 at an exercise price of $2.50 per share, (iv)50,000 shares issuable upon the exercise of warrants exercisable prior to March 29, 2005 at an exercise price of $3.50 per share, (v)100,000 shares issuable upon the exercise of warrants exercisable prior to August 30, 2005 at an exercise price of $2.50 per share, (vi)100,000 shares issuable upon the exercise of warrants exercisable prior to November 5, 2005 at an exercise price of $2.50 per share, (vii) 333,333 shares of Common Stock issuable upon conversion of a $250,000 note convertible until March 25, 2003 at a conversion price of $.75 per share, (viii) 333,333 shares issuable upon the exercise of warrants exercisable prior to March 25, 2006 at an exercise price of $2.00 per share.

(10) Includes 986,296 shares issuable upon the exercise of currently exercisable options and warrants held by all directors and officers of the Company as a group.





Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On April 11, 2000 the Company issued 66,667 shares of Common Stock to BSI SA, a financial institution in Lugano Switzerland for an aggregate purchase price of $200,000. BSI SA was granted a five year warrant to purchase 66,667 shares of Common Stock at a price of $3.50 per share.

         On May 16, 1999 the Company entered into an agreement with West Country Partners a California Limited Partnership of which James S. Schmitt is the General Partner. On March 29, 2000 the Company issued 50,000 shares to West Country Partners for an aggregate purchase price of $150,000 based on a purchase price of $3.00 per share. In connection with this agreement West Country Partners was granted a five year warrant to purchase 50,000 shares of Common Stock at a price of $3.50 per share. On August 31, 2000 the Company issued 100,000 shares to West Country Partners for an aggregate purchase price of $200,000 based on a purchase price of $2.00 per share. In connection with this agreement West Country Partners was granted a five year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share. On November 6, 2000 the Company issued 100,000 shares to West Country Partners for an aggregate purchase price of $200,000 based on a purchase price of $2.00 per share. In connection with this agreement West Country Partners was granted a five year warrant to purchase 100,000 shares of Common Stock at a price of $2.50 per share.