Form 10QSB
period 2001-03-31
PAMET SYSTEMS INC
filed 2001-05-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 2001

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
                                                 Yes    X    No
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                4,186,110
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        March 31, 2001 and December 31, 2000

        Condensed Statements of Operations
        for the quarter ended March 31, 2001
        and 2000

        Condensed Statement of Cash Flows
        for the three months ended March 31,
        2001 and 2000

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       2001        2000
                                                    ---------  ------------
                                                        (unaudited)
CURRENT ASSETS
   Cash                                              $ 56,957     $  1,507
   Accounts receivable, net of allowance for
      doubtful accounts of $147,198 and factored
      receivables of $59,395                          124,300      224,191
   Accounts Receivable, factored                       15,502       14,770
   Inventory, net of reserve of $15,000                11,354       10,151
   Prepaid expenses and other current assets           94,556      147,132
                                                      -------      -------
       TOTAL CURRENT ASSETS                           302,669      397,751

PROPERTY AND EQUIPMENT, net                            89,166       98,312
DEPOSITS                                               80,000       84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                 48,916       65,221
                                                      -------      -------
       TOTAL ASSETS                                  $520,751     $645,474
                                                      =======      =======
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $425,000     $425,000
   Notes payable to related party                     455,000      385,000
   Due to Factor                                       79,048       36,199
   Accounts payable, trade                            850,008      795,226
   Accounts payable, related party                     26,024       19,945
   Current portion of accrued interest payable
    on long-term debt                                  81,257      143,538
   Current portion of deferred gain on sale of
    land and building                                  42,614       42,614
   Accrued expenses                                   821,465      766,192
   Deferred software maintenance revenue and
    unearned revenue                                  446,941      601,505
                                                    ---------    ---------
       TOTAL CURRENT LIABILITIES                    3,227,357    3,215,219

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                             84,929           --
DEFERRED GAIN on sale of land and building,
    net of current portion                            185,234      195,888
LONG TERM DEBT, net current portion                   760,000      410,000
                                                    ---------    ---------
       TOTAL LIABILITIES                            4,257,520    3,821,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued                         --           --
   Common Stock, $.01 par value, 30,000,000
    shares authorized; issued and outstanding
    4,186,110 at March 31, 2001 and 4,085,610
    at December 31, 2000 respectively                  41,861       40,856
   Additional paid-in Capital                       8,458,613    8,358,593
   Accumulated deficit                            (12,237,243) (11,575,082)
                                                   ----------    ---------
       TOTAL STOCKHOLDERS DEFICIT                  (3,736,769)  (3,175,633)
                                                   ----------   ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS DEFICIT                          $520,751     $645,474
                                                      =======      =======

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended
                                         March 31
                                    ------------------

                                      2001       2000

Net sales                         $242,329   $395,861
Cost of product                     41,305    131,762
                                   -------    -------
                                   201,024    264,099

Operating expenses:
   Personnel costs                 520,739    551,342
   Rent, utilities and telephone    54,826     58,220
   Travel and entertainment         28,634     31,371
   Professional fees                48,429     41,082
   Depreciation and Amortization    28,355     28,963
   Research and Development         84,731    223,372
   Other operating expenses         47,404     79,911
                                   -------   --------

Total operating expenses           813,118  1,014,261

                                   -------  ---------

Income (loss) from operations     (612,094)  (750,162)

Interest Income (expense), Net     (50,067)   (38,154)


Net Income (loss)                 (662,161)  (788,316)
                                   =======    =======

Earnings (loss) per weighted
   average common share              $(.16)     $(.24)
                                       ===        ===

Weighted average shares used
   in computing earnings per
   share                         4,130,715   3,286,939


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 2001      March 31, 2000
                                         --------------      --------------



Net (loss)                                    $(662,161)         $(788,316)

Adjustments to reconcile net
   loss to net cash used for
   operating activities:
  Deferred gain on sale of land and building    (10,654)           (10,654)
  Depreciation and amortization                  28,355             28,963

Change in assets and liabilities:
  Accounts receivable, trade                     99,891            404,774
  Accounts receivable, factored                    (732)            (3,142)
  Inventory                                      (1,203)            (2,670)
  Prepaid expenses and other current assets      52,576             41,112
  Deposits                                        4,190                 --
  Due to factor                                  42,849            (57,496)
  Accounts payable, trade                        54,782            215,826
  Accounts payable,related parties                6,079             (3,878)
  Accrued expenses                               55,273            149,635
  Accrued interest payable on long-term debt     22,648             10,183
  Deferred software maintenance revenue and
    unearned support revenue                   (154,564)          (124,640)
                                                -------            -------
      Net cash (used for) operating activities (462,671)          (123,997)
                                                -------            -------

Investing Activities

  Expenditures for property and equipment        (2,904)            (7,016)
                                                 ------             ------
      Net cash provided by/(used for)
       investing activities                      (2,904)            (7,016)
                                                 ------             ------

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------

Financing activities:

  Proceeds from long-term debt-convertible
    promissory notes                            350,000                --
  Proceeds from related party notes              70,000                --
  Issuance of capital stock                     101,025           240,000
  Net change line of credit-vendor                   --                --
                                                --------          -------

      Net cash provided by financing
       activities                               521,025           240,000
                                                -------           -------

  Net increase (decrease) in cash                55,450            92,681
  Cash at beginning of period                     1,507            40,207
                                                 ------           -------
  Cash at end of period                          56,957           132,888
                                                 ======           =======



Supplemental disclosure of cash
    flow information:

    Cash paid for interest:                     $15,623           $34,590


Summary of non-cash financing activites

 Conversion of convertible promissory notes
   to capital stock                                  --          $250,000





          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

The accompanying unaudited financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month period and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the three months ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Mortgage and Subsequent Sale and Lease Back of Corporate Training,
         Development and Headquarters Facility

The Company entered into a second mortgage agreement on the headquarters facility on June 16, 1999 with Area Realty, LLC, the eventual buyer of the building, for $100,000 at 11% per annum. The principal and accrued interest were to be repaid in one payment on the earlier of December 31, 1999 or the date upon which the building was sold by the Company to Area Realty, LLC.

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

The Company's revenues for the 3 month period ended March 31, 2001 (the 2001 period) decreased 38.8% to $242,329 from $395,861 for the 3 month period ended March 31, 2000 (the 2000 period). In 2001, as in the past, the Company experienced a slower first quarter due to the availability of municipal funds. In the Northeast where the Company does the largest amount of its business, the municipal fiscal year generally begins on July 1 which is when municipal funds become available. In addition, the slowdown in the demand which the Company began to feel in the second half of 2000 has continued into the first quarter of 2001. Management believes that public safety agencies are deferring decisions to replace aging and/or inadeqate technology infrastructure and application software until economic conditions stabilize and clear leadership emerges in the industry. Taking its cue from advances in technology, the Company's core products were completely rebuilt using modern design tools and databases, and the entire suite utilizes the Windows NT 32 bit technology and a GUI interface (graphical user interface). The Company has spent over $4.9M during the past four years on the development of its NT-based suite of products. Management believes that the magnitude of funding required to develop new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is dominated by small, privately held companies that will have difficulty affording the development costs. Pamet System's NT product development effort during the past four years positions the Company to be a leader in the marketplace.

The Company's sales and marketing efforts are being focused in several areas. First, using data gathered from marketing mailings, sales personnel are actively pursuing public safety agencies using the software of weak competitors. In most cases, these competitors have product lines employing aging technology or lacking the ability to provide a complete solution for the customer. The Company is also broadening the focus of its sales and marketing efforts to reach new market segments. Pamet Systems is actively marketing to larger, more technologically demanding agencies. The Company has submitted several major proposals and has been selected as one of two or three finalists in most cases. In addition, the NT product is being packaged and agressively priced to meet the needs of smaller agencies. These efforts have resulted in the largest pipeline of active prospects in the Company's history. The Company includes in the pipeline prospective customers who have seen a product demonstration, have expressed interest in the product, and expect to have funding available.

Management continues to believe that significant market opportunities exist for its suite of NT-based products. Major federal grant programs continue to be announced that will allow agencies to update their computer systems. In early 2001, the federal government announced COPSMore 2001, an $81M grant program earmarked solely for public safety technology. Pamet Systems held free grant seminars in the Northeast and Midwest to aid agencies in understanding the grant application process and assisted approximately 200 agencies in preparing their applications, which is estimated to be about 10% of the applications the Justice Department will receive. Management also believes that it is possible that additional grant programs will be announced as federal funding becomes available. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

The primary challenges facing the Company during the year 2001 are to capitalize on the design efforts that have resulted in a integrated suite of NT-based products and to acquire adequate financing to fund immediate needs and future growth. The Company has launched a major financing program with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering later in 2001 or in 2002. To date, the Company has secured $550,625 of working capital from its private placement offering. However, there are no assurances that the Company will be successful in completing its fundraising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance. During early 2001, the Company released major product enhancements and extensions based, in part, on feedback from its NT customers. These releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. As a result of these improvements, the Company has a long list of current users waiting to migrate to the NT system.

Despite what the Company believes are numerous growth opportunities, the Company remains hampered by undercapitalization and the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.


Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000


Net sales in the 2001 period declined 38.8% or $153,532	to 242,329 from
$395,861 for the 2000 period. The revenues for the 2001 period were comprised almost entirely of software support revenues as compared to 2000 revenues which included one FireServer NT system, one Imaging system, and fourteen add-on Mobile units in addition to support revenues. Support revenues increased 27.3% to $230,693 for the 2001 period from $181,269 for the 2000 period reflecting the increase in the customer base from the 2000 period and the increased rates billed for NT support. The contribution from support will continue to increase in future periods as new customers, as well as those existing customers that migrate to the NT product, will be charged higher support fees. Current customers who migrate to the NT product previously paid 14% of the original VMS purchase price, but will now pay 19% of the current list price for the new NT products at the time of conversion. Cost of product decreased 68.7% or $90,457 to $41,305 for the 2001 period from $131,762 for the 2000. The resulting increase in gross margin from from 66.7% in the 2000 period to 83.0% in the 2001 period can be attributed to the consistently high margins delivered by support revenues.

Operating expenses decreased $201,143 or 19.8% to $813,118 for the 2001 period compared to $1,014,261 for the 2000 period primarily due to decreases in personnel spending and external research and development costs. Personnel costs decreased 5.6% to $520,739 for the 2001 period from $551,342 for the 2000 period. The decrease in personnel spending is due to attrition and the retirement of one employee. Due to the working capital constraints facing the Company, certain non-key positions are not being immediately filled. Rent, utilities and telephone decreased 5.8% to $54,826 for the 2001 period from $58,220 for the 2000 period due primarily to decreases in telephone spending as a result of lower rates. Travel and entertainment expenses decreased $2,737 or 9.0% to $28,634 for the 2001 period from $30,371 for the 2000 period reflecting slightly less spending in all areas. Professional fees increased 17.9% to $48,429 for the 2001 period from $41,082 for the 2000 period due to increased legal fees resulting from an increase in services associated with the ongoing private placement of debt and equity financing and joint ventures. Depreciation and amortization expense remained constant at $28,355 for the 2001 period compared to $28,963 for the 2000 period.

External research and development costs during the 2001 period decreased $138,641 or 62.1% to $84,731 from $223,372 in the 2000 period. However, gross expenditures on research and development spending including the costs of outside resources and the deployment of current staff to product development and testing decreased only 30.1% to $275,691 in the 2001 period from $394,335 for the 2000 period. Due to cash constraints during the final stages of the development cycle of the NT products, the Company continues to utilize outside resources and employees hired on short-term contracts only on a selective basis to accomplish product development goals. The Company is utilizing its internal team of engineering and support resources to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the NT-based system, and advanced product capabilities.

Other operating expenses decreased 40.7% to $47,404 for the 2001 period from $79,911 for the 2000 period primarily due to a decrease in the reserve for doubtful accounts resulting from payment of some old invoices.

Net interest expense for the 2001 period increased to $50,067 from $38,154 in the 2000 period. The 2000 period included the reversal of accrued interest expense on $250,000 of convertible promissory notes converted to equity during the period. As specified in the convertible promissory notes, the accrued interest was not payable since the note was converted. There were no notes converted in the 2001 period.

The net loss for the 2001 period was $(662,161) or $(.16) per share compared to net loss of $788,316 or $(.24) per share for the 2000 period based on weighted average shares outstanding for the period. The loss is due primarily to decreased sales.


Liquidity and Capital Resources


The Company had working capital deficit of $(2,924,688) at March 31, 2001 compared to $(2,817,468) at December 31, 2000. The most significant reason for this deterioration is the impact on receivables from lower sales in the first quarter of 2001.

During the 2001 period, the Company secured $100,625 of additional equity financing and $350,000 of long term debt financing. In addition, the Company used an additional $70,000 on lines of credit from officers and directors bringing the total drawn on lines of credit to $455,000 at March 31, 2001. At March 31, 2001, $1,185,000 of convertible promissory notes and $166,186 of related interest remained outstanding as liabilities. In general, the outstanding convertible debt funding accrues interest at 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $0.75 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.00 to $2.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on the due dates is at risk, especially the $425,000 due in the current year. Failure of the Company to repay or renegotiate the notes due in the current year could have a material adverse affect on the Company.

Cash increased to $56,957 at March 31, 2001 from $1,507 at December 31, 2000. Accounts receivable decreased to $124,300 at March 31, 2001 from $224,191 at December 31, 2000 due to the decrease in sales during the first quarter of 2001 as compared to the same period in 2000. The resources necessary to fund the enhancements and extensions to the NT product and provide working capital for operations continue to be a major concern for the Company. In the fourth quarter of 2000, the Company launched a $1.5M private placement financing program to meet immediate cash needs. The Company received $450,625 during the 2001 period. Subsequent to the end of the period, the Company received an additional $100,000 bringing the total received to date to $550,625. Late in 2000, the Company felt the effects of a slowdown in the general economic conditions and within the public safety marketplace. However, with the newly announced federal grant program COPSMore 2001 and the strong sales pipeline resulting from the addition of sales and marketing resources, the Company is optimistic about revenues in the second half of 2001. If additional funds are required, the Board of Directors is willing to seek additional financing. Nevertheless, the Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report for 2000 included in the Company's Annual Report on Form 10K, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. Failure to acquire the necessary financing could have a material adverse effect on the Company. Backlog at May 14, 2001 was approximately $820,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of March 31, 2001, the Company had accumulated approximately $11,600,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carryforward of $7,900,000 which expire between the years 2002 and 2005. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    c. Sales of Securities

        The Company issued the following securities in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemptions afforded by Sections 4(2) or 3(a)(9) therof or Regulation S thereunder, because they did not constitute sales under the Securities Act:

        On February 21, 2001, the Company sold 80,500 shares of Pamet Systems Common Stock for an aggregate price of $100,625 or $1.25 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 28,175 shares of common stock at a price of $2.50 per share.

Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    None

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

       4.30   Warrant issued to Alexandra O. Bjorklund Trust dated 2/21/01


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



            May 15, 2001                  (s) Richard C. Becker
    _______________________________       ______________________
                Date                      Richard C. Becker
                                          Vice President
                                          Principal Financial Officer