Form 10QSB/A
period 2001-03-31
PAMET SYSTEMS INC
filed 2001-05-15
CIK 868268

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

      Commission File No. 1-10623

                      Pamet Systems, Inc.
____________________________________________________________________
  (exact name of small business issuer as specified in its charter)


        Massachusetts                            04-2985838
____________________________________________________________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1000 Main Street, Acton, Massachusetts            01720
____________________________________________________________________
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number including area code    (978) 263-2060
                                                     --------------
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       2001        2000
                                                    ---------  ------------
                                                        (unaudited)
CURRENT ASSETS
   Cash                                              $ 56,957     $  1,507
   Accounts receivable, net of allowance for
      doubtful accounts of $147,198 and $175,000
      and factored receivables of $59,395 and
      $88,502, respectively                           124,300      224,191
   Accounts Receivable, factored                       15,502       14,770
   Inventory, net of reserve of $15,000                11,354       10,151
   Prepaid expenses and other current assets           94,556      147,132
                                                      -------      -------
       TOTAL CURRENT ASSETS                           302,669      397,751

PROPERTY AND EQUIPMENT, net                            89,166       98,312
DEPOSITS                                               80,000       84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                 48,916       65,221
                                                      -------      -------
       TOTAL ASSETS                                  $520,751     $645,474
                                                      =======      =======
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $425,000     $425,000
   Notes payable to related party                     455,000      385,000
   Due to Factor                                       79,048       36,199
   Accounts payable, trade                            850,008      795,226
   Accounts payable, related party                     26,024       19,945
   Current portion of accrued interest payable
    on long-term debt                                  81,257      143,538
   Current portion of deferred gain on sale of
    land and building                                  42,614       42,614
   Accrued expenses                                   821,465      766,192
   Deferred software maintenance revenue and
    unearned revenue                                  446,941      601,505
                                                    ---------    ---------
       TOTAL CURRENT LIABILITIES                    3,227,357    3,215,219

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                             84,929           --
DEFERRED GAIN on sale of land and building,
    net of current portion                            185,234      195,888
LONG TERM DEBT, net current portion                   760,000      410,000
                                                    ---------    ---------
       TOTAL LIABILITIES                            4,257,520    3,821,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued                         --           --
   Common Stock, $.01 par value, 30,000,000
    shares authorized; issued and outstanding
    4,186,110 shares at March 31, 2001 and
    4,085,610 shares at December 31, 2000,
    respectively                                       41,861       40,856
   Additional paid-in Capital                       8,458,613    8,358,593
   Accumulated deficit                            (12,237,243) (11,575,082)
                                                   ----------    ---------
       TOTAL STOCKHOLDERS DEFICIT                  (3,736,769)  (3,175,633)
                                                   ----------   ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS DEFICIT                          $520,751     $645,474
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


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 2001      March 31, 2000
                                         --------------      --------------



Net (loss)                                    $(662,161)         $(788,316)

Adjustments to reconcile net
   loss to net cash used for
   operating activities:
  Deferred gain on sale of land and building    (10,654)           (10,654)
  Depreciation and amortization                  28,355             28,963

Changes in operating assets and liabilities:
  Accounts receivable, trade                     99,891            404,774
  Accounts receivable, factored                    (732)            (3,142)
  Inventory                                      (1,203)            (2,670)
  Prepaid expenses and other current assets      52,576             41,112
  Deposits                                        4,190                 --
  Due to factor                                  42,849            (57,496)
  Accounts payable, trade                        54,782            215,826
  Accounts payable,related parties                6,079             (3,878)
  Accrued expenses                               55,273            149,635
  Accrued interest payable on long-term debt     22,648             10,183
  Deferred software maintenance revenue and
    unearned support revenue                   (154,564)          (124,640)
                                                -------            -------
      Net cash (used for) operating activities (462,671)          (123,997)
                                                -------            -------

Investing Activities

  Expenditures for property and equipment        (2,904)            (7,016)
                                                 ------             ------
      Net cash (used for) investing activities   (2,904)            (7,016)
                                                 ------             ------

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------

Financing activities:

  Proceeds from long-term debt-convertible
    promissory notes                            350,000                --
  Proceeds from related party notes              70,000                --
  Issuance of capital stock                     101,025           240,000
                                                --------          -------

      Net cash provided by financing
       activities                               521,025           240,000
                                                -------           -------

  Net increase in cash                           55,450            92,681
  Cash at beginning of period                     1,507            40,207
                                                 ------           -------
  Cash at end of period                          56,957           132,888
                                                 ======           =======



Supplemental disclosures of cash
    flows information:

    Cash paid for interest:                     $15,623           $34,590


Summary of non-cash financing activities

 Conversion of convertible promissory notes
   to common stock                                   --          $250,000





          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month period and changes in cash flows for the period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the three months ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Nature of Operations

Pamet Systems, Inc. (the Company), a Massachusetts corporation, was formed in November 1987 to engage in the business of designing , developing, installing and servicing computer software systems for the municipal market throughout the United States, principally in the area of public safety. Credit is granted to certain customers, most of which are municipalities. The Company generally does not require collateral.

The Company's backlog at May 14, 2001 was approximately $820,000 (unaudited). Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2001.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows NT computing platform applications. If additional funds are required beyond the related party credit facility that is available, the current Board members are willing to seek additional equity financing, as needed. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development and marketing efforts will be successful.

Note (3) Mortgage and Subsequent Sale and Lease Back of Corporate Training,
         Development and Headquarters Facility

The Company entered into a second mortgage agreement on its headquarters facility on June 16, 1999 with Area Realty, LLC, the eventual buyer of the building, for $100,000 at 11% per annum. On August 6, 1999 the Company sold the facility to Area Realty, LLC for $1,150,000 and signed a lease back agreement with the buyer for 7 years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 on deposit with the buyer. The balance on the first and second mortgages and all accrued interest were paid in full at the time of the sale. The sale of the building resulted in a gain of approximately $298,000 that the Company deferred and is recognizing as a reduction to rent expense over the term of the lease. The monthly rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the preceding year up to a maximum of three percent per annum.

Note (4) Loss Per Common Share

In 2001 and 2000, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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

The Company's revenues for the 3 month period ended March 31, 2001 (the 2001 period) decreased 38.8% to $242,329 from $395,861 for the 3 month period ended March 31, 2000 (the 2000 period). In 2001, as in the past, the Company experienced a slower first quarter due to the availability of municipal funds. In the Northeast where the Company does the largest amount of its business, the municipal fiscal year generally begins on July 1 which is when municipal funds become available. In addition, the slowdown in the demand which the Company began to feel in the second half of 2000 has continued into the first quarter of 2001. Management believes that public safety agencies are deferring decisions to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilize and clear leadership emerges in the industry. Taking its cue from advances in technology, the Company's core products were completely rebuilt using modern design tools and databases, and the entire suite utilizes the Windows NT 32 bit technology and a GUI interface (graphical user interface). The Company has spent over $4.9M during the past four years on the development of its NT-based suite of products. Management believes that the magnitude of funding required to develop new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is dominated by small, privately held companies that will have difficulty affording the development costs. Pamet System's NT product development effort during the past four years positions the Company to be a leader in the marketplace.

The Company's sales and marketing efforts are being focused in several areas. First, using data gathered from marketing mailings, sales personnel are actively pursuing public safety agencies using the software of weak competitors. In most cases, these competitors have product lines employing aging technology or lacking the ability to provide a complete solution for the customer. The Company is also broadening the focus of its sales and marketing efforts to reach new market segments. Pamet Systems is actively marketing to larger, more technologically demanding agencies. The Company has submitted several major proposals and has been selected as one of two or three finalists in most cases. In addition, the NT product is being packaged and aggressively priced to meet the needs of smaller agencies. These efforts have resulted in the largest pipeline of active prospects in the Company's history. The Company includes in the pipeline prospective customers who have seen a product demonstration, have expressed interest in the product, and expect to have funding available.

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

The primary challenges facing the Company during the year 2001 are to capitalize on the design efforts that have resulted in a integrated suite of NT-based products and to acquire adequate financing to fund immediate needs and future growth. The Company has launched a major financing program with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering later in 2001 or in 2002. To date, the Company has secured $550,625 of working capital from its private placement offering. However, there are no assurances that the Company will be successful in completing its fund raising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance. During early 2001, the Company released major product enhancements and extensions based, in part, on feedback from its NT customers. These releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. As a result of these improvements, the Company has a long list of current users waiting to migrate to the NT system.

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
$395,861 for the 2000 period. The revenues for the 2001 period were comprised almost entirely of software support revenues as compared to 2000 revenues which included one FireServer NT system, one Imaging system, and fourteen add-on Mobile units in addition to support revenues. Support revenues increased 27.3% to $230,693 for the 2001 period from $181,269 for the 2000 period reflecting the increase in the customer base from the 2000 period and the increased rates billed for NT support. The contribution from support will continue to increase in future periods as new customers, as well as those existing customers that migrate to the NT product, will be charged higher support fees. Current customers who migrate to the NT product previously paid 14% of the original VMS purchase price, but will now pay 19% of the current list price for the new NT products at the time of conversion. Cost of product decreased 68.7% or $90,457 to $41,305 for the 2001 period from $131,762 for the 2000. The resulting increase in gross margin from 66.7% in the 2000 period to 83.0% in the 2001 period can be attributed to the consistently high margins delivered by support revenues.

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

The net loss for the 2001 period was $(662,161) or $(.16) per share compared to net loss of $(788,316) or $(.24) per share for the 2000 period based on weighted average shares outstanding for the period. The loss is due primarily to decreased sales.


Liquidity and Capital Resources


The Company had working capital deficit of $(2,924,688) at March 31, 2001 compared to $(2,817,468) at December 31, 2000. The most significant reason for this deterioration is the impact on receivables from lower sales in the first quarter of 2001.

During the 2001 period, the Company secured $100,625 of additional equity financing and $350,000 of long term debt financing. In addition, the Company used an additional $70,000 on lines of credit from officers and directors bringing the total drawn on lines of credit to $455,000 at March 31, 2001. At March 31, 2001, $1,185,000 of convertible promissory notes and $166,186 of related interest remained outstanding as liabilities. In general, the outstanding convertible debt funding accrues interest at either 7% or 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $0.75 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.00 to $2.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on the due dates is at risk, especially the $425,000 due in the current year. Failure of the Company to repay or renegotiate the notes due in the current year could have a material adverse affect on the Company.

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

As of March 31, 2001, the Company had accumulated approximately $11,600,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $7,900,000 which expire between the years 2002 and 2005. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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


Void after 5:00 p.m. Eastern Standard Time, on February 20, 2006.


                  WARRANT TO PURCHASE COMMON STOCK

                                OF

                         PAMET SYSTEMS, INC.


        FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that the Alexandra O. Bjorklund Trust, with its address at 1124 Pioneer Building, 336 North Robert Street, St. Paul, MN 55101, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing February 21, 2001, and prior to 5:00 P.M., Eastern Standard Time, on February 20, 2006, a total of Twenty Eight Thousand One Hundred Seventy Five (28,175) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Seventy Thousand Four Hundred Thirty Eight Dollars ($70,438) (computed on the basis of $2.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and
(vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

        This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

        1.      Exercise of Warrant.

        (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing February 21, 2001, and prior to 5:00 P.M., Eastern Standard Time, on February 20, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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


        IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 21st day of February, 2001.


ATTEST:                                 PAMET SYSTEMS, INC.



_______________________                 By:___________________________________
                                                        Name:  David T. McKay
                                                        Title: President &CEO
                              SUBSCRIPTION


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