Form 10QSB
period 2001-06-30
PAMET SYSTEMS INC
filed 2001-08-20
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                           ______________________________

                           FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended June 30, 2001

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
                                                     Yes_X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                4,352,776
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             June 30, 2001 and December 31, 2000

             Condensed Statements of Operations
             for the quarter ended June 30, 2001
             and 2000 and six month period ended
             June 30, 2001 and 2000

             Condensed Statement of Cash Flows
             for the six months ended June 30,
             2001 and 2000

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                          June 30,     December 31,
                                                     2001             2000
                                                ---------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                     $  2,447          $  1,507
        Accounts receivable, net of allowance
         for doubtful accounts of $100,586 and
         $175,000 and factored receivables of
         $102,185 and $88,502, respectively       111,649           224,191
        Accounts receivable, factored              18,747            14,770
        Inventory, net of reserve of $15,000        3,595            10,151
        Prepaid expenses and other current
         assets                                    27,050           147,132
                                                   ------           -------
                 TOTAL CURRENT ASSETS             163,488           397,751

PROPERTY AND EQUIPMENT, net                        75,578            98,312
DEPOSITS                                           81,650            84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS             32,610            65,221
                                                 --------            ------
                 TOTAL ASSETS                   $ 353,326       $   645,474
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt         835,000           425,000
        Notes payable to related parties               --           385,000
        Due to factor                                  --            36,199
        Accounts payable, trade                   853,012           795,226
        Accounts payable, related party            39,079            19,945
        Current portion of accrued interest
         payable on long-term debt                189,085           143,538
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          977,228           766,192
        Deferred software maintenance revenue     203,027           601,505
         and unearned revenue
                                                ---------        ----------
                TOTAL CURRENT LIABILITIES       3,139,045         3,215,219

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                         14,538                --
DERERRED GAIN on sale of land and building,
    net of current portion                        174,581           195,888
LONG TERM DEBT, net of current portion          1,069,150           410,000
                                                ---------         ---------
                TOTAL LIABILITIES               4,397,314         3,821,107
                                                ---------         ---------

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued                                   --                --
        Common Stock, $.01 par value,
         30,000,000 shares authorized;
         issued and outstanding 4,352,776
         shares at June 30, 2001 and
         4,085,610 shares at
         December 31, 2000, respectively           43,528            40,856
        Additional paid-in Capital              8,611,945         8,358,593
        Accumulated deficit                   (12,699,461)      (11,575,082)
                                               ----------        ----------
               TOTAL STOCKHOLDERS DEFICIT      (4,043,988)       (3,175,633)
                                                ---------         ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS DEFICIT           $   353,326      $    645,474
                                               ==========        ==========

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                               Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                               ------------------       ----------------

                                 2001       2000        2001        2000
Net sales                      $464,706   $668,518     $707,034   $1,064,379
Cost of product                  75,075     94,734      116,379      226,496
                               --------   --------     --------    ---------
                                389,631    573,784      590,655      837,883

Operating expenses:
    Personnel costs             512,218    577,410    1,032,956    1,128,752
    Rent, utilities, telephone   46,396     61,554      101,222      119,774
    Travel and entertainment     21,503     28,822       50,137       60,194
    Professional fees           156,692     49,021      205,122       90,103
    Depreciation                 28,436     29,431       56,791       58,394
    Research and development     20,854     71,645      105,585      295,017
    Other operating expenses     17,894    101,631       65,298      181,542
                               --------    -------      -------      -------
Total operating expenses        803,993    919,514    1,617,111    1,933,776

                                -------    -------    ---------    ----------

Income(loss) from operations   (414,362)  (345,730)  (1,026,456)  (1,095,893)

Interest income(expense), net   (50,258)    18,550     (100,325)     (19,603)
Gain on Sale of Fixed Assets      2,402         --        2,402           --

Net income(loss)              $(462,218) $(327,180) $(1,124,379) $(1,115,496)
                                ========   =======    =========    =========

Earnings(loss) per weighted
  average common share            $(.11)     $(.08)       $(.27)       $(.29)
                                    ===        ===          ===          ===

Weighted average shares used
  in computing earnings per
  share                        4,285,011 3,855,860    4,207,863    3,855,860




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2001   June 30, 2000
                                              -------------   -------------

Operating Activities:

Net loss                                      $(1,124,379)     $(1,115,496)


Adjustments to reconcile net loss to net
cash used for operating activities:
        Deferred gain on sale of land and
         building                                 (21,307)         (21,307)
        Depreciation and amortization              56,791           58,394
        Gain on sale of property and equipment     (2,402)            ----

Changes in operating assets and liabilities:
        Accounts receivable, trade                112,542          324,397
        Accounts receivable, factored              (3,977)          12,920
        Inventory                                   6,556              678
        Prepaids expenses and other current
           assets                                 120,082           55,853
        Deposits                                    2,540             ----
        Due to factor                             (36,199)         (57,496)
        Accounts payable, trade                    57,786          222,060
        Accounts payable, related party            19,134           10,571
        Accrued interest payable on long-term
         debt                                      60,085          (43,918)
        Accrued expenses                          211,036          210,976
        Deferred software maintenance revenue
         and unearned revenue                    (398,478)        (276,499)
                                                  -------           ------

        Net cash (used for)
          operating activities                   (940,190)        (618,867)
                                                  -------          -------
Investing activities:

        Expenditures for property and equipment    (2,904)         (15,458)
        Proceeds from sale of property and
         equipment                                  3,860           ------
                                                   ------           ------
        Net cash provided by/(used for)
         investing activities                         956          (15,458)
                                                   ------           ------


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2001   June 30, 2000
                                              -------------   -------------

Financing activities:

        Proceeds from long-term debt-
         convertible promissory notes              684,150            ----
        Proceeds from related party notes             ----         160,000
        Issuance of capital stock                  256,024         455,598
                                                 ---------       ---------
        Net cash provided by financing
          activities                               940,174         615,598
                                                   -------         -------
        Net increase(decrease) in cash                 940         (18,727)
        Cash at beginning of period                  1,507          40,207
                                                   -------         -------
        Cash at end of period                      $ 2,447         $21,480
                                                    ======         =======

 Supplemental disclosure of cash flows
  information:

        Cash paid for interest:                    $16,284         $75,015
                                                   =======         =======

Summary of non-cash financing activities:

Conversion of convertible promissory notes
 to common  stock                                     ----        $800,000

Note payable-related party converted to long
 term convertible promissory note                  $385,000           ----
                                                    =======        =======



See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and month six period and changes in cash flows for the six month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the six months ended June 30, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

The Company's backlog at August 17, 2001 was approximately $970,000. Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2001.

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

Note (3) Mortgage and Subsequent Sale and Lease Back of Corporate Training,
         Development and Headquarters Facility

On August 6, 1999 the Company sold its headquarters to Area Realty,
LLC for $1,150,000 and signed a lease back agreement with the buyer for 7 years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 on deposit with the buyer. The balance on the first and second mortgages and all accrued interest were paid in full at the time of the sale. The sale of the building resulted in a gain of approximately $298,000 that the Company deferred and is recognizing as a reduction to rent expense over the term of the lease. The monthly rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers for the preceding year up to a maximum of three percent per annum.

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

The Company's revenues for the three and six month periods ended June 30, 2001 decreased 30.5% and 33.6% respectively In 2001, as in the past, the Company experienced a slower first half due to the availability of municipal funds. In the Northeast where the Company does the largest amount of its business, the municipal fiscal year generally begins on July 1 which is when municipal funds become available. In addition, the slowdown in the demand which the Company began to feel in the second half of 2000 has continued into the first half of 2001. Management believes that public safety agencies are deferring decisions to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilize and clear leadership emerges in the industry. Taking its cue from advances in technology, the Company's core products were completely rebuilt using modern design tools and databases, and the entire suite utilizes the Windows NT 32 bit technology and a GUI interface (graphical user interface). The Company has spent over $5.1M during the past four years on the development of its NT-based suite of products. Management believes that the magnitude of funding required to develop new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is dominated by small, privately held companies that will have difficulty affording the development costs. Pamet System's NT product development effort during the past four years positions the Company to be a leader in the marketplace.

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

Management continues to believe that significant market opportunities exist for its suite of NT-based products. Subsequent to the end of the quarter over $350,000 of new contracts have been awarded to the Company. These include A new fire system, two new mobile installations and the second half of a purchase of a new police system. In addition, major federal grant programs continue to be announced that will allow agencies to update their computer systems. In early 2001, the federal government announced COPSMore 2001, an $81M grant program earmarked solely for public safety technology. Pamet Systems held free grant seminars in the Northeast and Midwest to aid agencies in understanding the grant application process and assisted approximately 200 agencies in preparing their applications, which is estimated to be about 10% of the applications the Justice Department will receive. Management has been informed by the Department of Justice that the CopsMore 2001 grant recipients will be announced by September 30, 2001. The Department of Justice has also requested an additional $200M for technology in their fiscal 2002 budget which runs October 1, 2001 to September 30, 2002. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

The primary challenges facing the Company during the year 2001 are to capitalize on the design efforts that have resulted in a integrated suite of NT-based products and to acquire adequate financing to fund immediate needs and future growth. The Company has launched a major financing program with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering later in 2001 or in 2002. To date, the Company has secured $750,625 of working capital from its private placement offering and converted $385,000 plus accrued interest of $44,150 from related party lines of credit to long term convertible promissory notes. However, there are no assurances that the Company will be successful in completing its fund raising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance. During 2001, the Company released major product enhancements and extensions based, in part, on feedback from its NT customers. These releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. As a result of these improvements, the Company has a long list of current users waiting to migrate to the NT system.

Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under capitalization and the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.



Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

Net sales for the three month period ended June 30, 2001 (the 2001 period) declined 30.5% to $464,706 from $668,518 for the three month period ended June 30, 2000 (the 2000 period). The revenues for the 2001 period reflected increased support revenues offset by decreases in new system, mobile and imaging sales. The revenues for the 2001 period include one PoliceServer NT system including CADServer NT and FireServer NT, two mobile base upgrades and eight add-on mobile units, and three new customer migrations as compared to one PoliceServer system including CADServer NT and Mobile, one FireServer NT system including CADServer NT, four Imaging systems, three Advanced Reporting/Query systems, one JailServer NT system, and seven VMS customer migrations to NT in 2000. Support revenues increased 29.4% to $224,225 for the 2001 period from $191,049 for the 2000 period reflecting the increased customer base and the increased rates billed for support on the NT product. The contribution from support will continue to increase in future periods as new customers, as well as those existing customers that migrate to the NT product, will be charged higher support fees. Annual software support and update service for the NT customers is 19% of the price of the software or list price for migrating customers, an increase from the 14% of the system software purchase price that VMS customers have historically paid.

Cost of product decreased 20.8% or $19,659 to $75,075 for the 2001 period from $94,734 for the 2000 period. As a result, gross margin decreased from 85.8% in the 2000 period to 83.8% in the 2001 period. A small increase in gross margin was offset by decreases in margin on the mobile products. Margins can be skewed by municipal purchasing decisions on computer hardware purchases, but generally the trend toward software only sales for all products, the use of state bid list contractors to purchase hardware and the Company's software, and continued favorable margins on support revenues are sustaining the high gross margins. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company, but significantly increases margins.

Operating expenses reflected a decrease of $115,521 or 12.6% to $803,993 for the 2001 period compared to $919,514 for the 2000 period. Decreases in personnel spending, rent, research and development, and uncollectible accounts were offset by consulting fees associated with the development of a revised business plan.

Personnel costs decreased 11.3% or $65,192 to $512,218 for the 2001 period compared to $577,410 for the 2000 period. The decrease in spending can be attributed to attrition, the retirement of one employee, and a reduction in commissions reflecting decreased revenues. Due to continuing working capital constraints facing the Company, certain non-key positions are not being immediately filled. Rent, utilities and telephone decreased 24.6% to $46,396 for the 2001 period from $61,554 for the 2000 period due to decreases in rent and telephone expense. The Company moved the Maitland, Florida office to
smaller quarters at the end of the first quarter of 2001.    In addition,
telephone expense decreased due to a reduction in rates. Travel and entertainment expenses decreased 25.9% to $21,503 for the 2001 period from $28,822 for the 2000 period as a result of a general spending cutback based on working capital constraints. Professional fees increased 219.6% to $156,692 for the 2001 period from $49,021 for the 2000 period primarily due to increased consulting expenses resulting from professional assistance with the Company's business plan which was offset by decreases in accounting and legal fees based on reduced usage. Depreciation expense remained constant at $28,436 for the 2001 as compared to $29,431 for the 2000 period.

External research and development costs during the 2001 period decreased $50,791 or 70.9% to $20,854 from $71,645 in the 2000 period. However, gross expenditures on research and development spending including the costs of outside resources and the deployment of current staff to product development and testing decreased only 26.2% to $206,605 in the 2001 period from $279,815 for the 2000 period. Due to cash constraints during the final stages of the development cycle of the NT products, the Company continues to utilize outside resources and employees hired on short-term contracts only on a selective basis to accomplish product development goals. The Company is utilizing its internal team of engineering and support resources to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the NT-based system, and advanced product capabilities.

Other operating expenses decreased 82.4% to $17,894 for the 2001 period from $101,631 for the 2000 period. A decrease of $46,612 in the reserve for doubtful accounts resulting from the payment of several old invoices was the most significant reason for the decrease. Decreases in annual report expenses also contributed to a reduction in expenses.

Net interest expense for the 2001 period was $50,258 compared to net interest income of $18,550 for the 2000 period. The reversal of accrued interest expense on $550,000 of convertible promissory notes converted to equity during the 2000 period was the most significant reason for the increase in expense from 2000 to 2001. In the 2001 period, investors chose to extend their notes rather than convert them to equity. As specified in the convertible promissory notes, the accrued interest was not payable since the note was converted.

The net loss for the 2001 period was $(462,218) or $(.11) per share compared to net loss of $(327,180) or $(.08) per share for the 2000 period. The loss is due primarily to a shortfall in sales.


Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Net sales for the six month period ended June 30, 2001 (the 2001 period) decreased $357,345 or 33.6% to $707,034 from $1,064,379 for the six month period ended June 30, 2000 (the 2000 period). The decrease in sales reflects decreased revenues from new systems, mobile, imaging, and jail products offset by increases in support revenues. During the first 6 months of 2001 the Company has continued to feel the effects of the general economic slowdown and the hesitance in the public safety market to invest in new infrastructure and software until economic conditions stabilize and clear leadership emerges in the public safety marketplace. In addition, although federal grant programs pump significant funding into public safety, they cause delays in the normal cycle while agencies await grant decisions. Support revenues increased 28.4% to $477,918 in the 2001 period compared to $372,319 in the 2000 period reflecting the increase in the customer base and rates. Support revenues accounted for 67.6% of revenues in the 2001 period. Cost of product decreased 48.6% to $116,379 for the 2001 period from the $226,496 for the 2000 period resulting in gross margin increases to 83.5% for the 2001 period from 78.7% for the 2000 period. The improvement in margin can be attributed to significant increases in software only sales. Some customers purchase their hardware directly from the state bid list thereby increasing the higher margined software component of these sales.

Net operating expenses decreased $316,665 or 16.4% to $1,617,111 for the 2001 period compared to $1,933,776 for the 2000 period. Research and development expenditures excluding inhouse personnel decreased 64.2% from $295,017 in the 2000 period to $105,585 in the 2001 period reflecting the completion of major portions of the NT development effort. In addition, due to the cash constraints the Company is experiencing, internal staff members are being deployed to product development and testing and external resources and employees hired on short-term contracts are being used selectively. Gross research and development spending including internal resources decreased 28.4% to $482,296 from $674,150. In addition to the reductions in research and development spending, the Company has instituted broad cost-cutting measures to help alleviate the cash flow issues resulting from reduced sales. Offsetting the increased fees were decreases in accounting fees and legal fees. Depreciation expense decreased 2.7% to $56,791 for the 2001 period from $58,394 for the 2000 period reflecting reduced depreciation on aging equipment. As discussed above, research and development expenditures decreased due to the completion of significant portions of the NT development and the utilization of internal resourses to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the NT-based system, and advanced product capabilities. Other operating expenses decreased 64.0% to $65,298 for the 2001 period from $181,542 for the 2000 period. Decreases in the reserve for doubtful accounts resulted from the payment of several old invoices. In addition, the Company did not incur the cost associated with the Annual Meeting during the first half of 2000.

Net interest expense was $100,325 for the 2001 period compared to $19,603 for the 2000 period. This increase reflects the reversal of accrued interest associated with the conversion of $800,000 convertible promissory notes to equity in the 2000 period. In the 2001 period, investors chose to extend their notes rather than convert them to equity.

The net loss for the 2001 period was $(1,124,379) or $(.27) per share compared to a net loss of $(1,115,496) or $(.29) per share for the 2000 period. The loss for the period was attributable to a shortfall in projected revenue.

Liquidity and Capital Resources

The Company had working capital deficit of $(2,975,557) at June 30, 2001 compared to $(2,817,468) at December 31, 2000. The most significant reason for this deterioration is the impact on receivables from lower sales in the first half of 2001 and a decrease in prepaid expenses.

During the 2001 period, the Company secured $200,625 of additional equity financing and $450,000 of long term debt financing. In addition, the Company converted $385,000 of notes payable to related party and the associated interest of $44,150 to long-term convertible promissory notes during the second quarter of 2001. At June 30, 2001, $1,904,150 of convertible promissory notes and $203,623 of related interest remained outstanding as liabilities.
In general, the outstanding convertible debt funding accrues interest at either 7% or 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $0.375 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $0.37 to $2.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on the due dates is at risk, especially the notes due in the next twelve months.

Cash increased to $2,447 at June 30, 2001 from $1,507 at December 31, 2000. Accounts receivable decreased to $111,649 at June 30, 2001 from $224,191 at December 31, 2000 due to the decrease in sales during the first half of 2001 as compared to the same period in 2000. The resources necessary to fund the enhancements and extensions to the NT product and provide working capital for operations continue to be a major concern for the Company. In the fourth quarter of 2000, the Company launched a $1.5M private placement financing program to meet immediate cash needs. The Company received $750,625 during the first six months of 2001. Late in 2000, the Company felt the effects of a slowdown in the general economic conditions and within the public safety marketplace. However, with the COPSMore 2001 $81M being announced by September 30, 2001, the $370,000 of new sales subsequent to the end of the period and the strong sales pipeline resulting from the addition of sales and marketing resources, the Company is optimistic about revenues in the second half of 2001. If additional funds are required, the Board of Directors is willing to seek additional financing. Nevertheless, the Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report for 2000 included in the Company's Annual Report on Form 10K, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. Failure to acquire the necessary financing could have a material adverse effect on the Company. Backlog at August 17, 2001 was approximately $970,000. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of June 30, 2001, the Company had accumulated approximately $12,100,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $8,400,000 which expire between the years 2002 and 2005. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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

        On April 20, 2001, the Company sold 83,333 shares of Pamet Systems Common Stock for an aggregate price of $50,000 or $.60 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 29,167 shares of common stock at a price of $1.50 per share.

        On May 14, 2001, the Company sold 83,333 shares of Pamet Systems Common Stock for an aggregate price of $50,000 or $.60 per share. In connection with this agreement, the investor was granted a five year warrant to purchase 29,167 shares of common stock at a price of $1.50 per share.

Item 3 - Defaults Upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

        None

Item 5 - Other Information

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

       4.31     Convertible Note issued to West Country Partners dated
                April 13, 2001.
       4.32     Warrant issued to West Country Partners dated April 13, 2001
       4.33     Convertible Note issued to BSI.SA dated April 13, 2001.
       4.34     Warrant issued to BSI.SA dated April 13, 2001
       4.35     Warrant issued to Craig Cooper dated April 20, 2001
       4.36     Warrant issued to Terrence M. Finn dated April 20, 2001
       4.37     Convertible Note issued to West Country Partners dated
                June 23, 2001
       4.38     Warrant issued to West Country Partners dated June 23, 2001

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



            August 17, 2001              (s) Richard C. Becker
    _______________________________       ______________________
                Date                      Richard C. Becker
                                          Vice President
                                          Principal Financial Officer


Exhibits


Exhbit 4.31

                     SECURITIES PURCHASE AGREEMENT


     This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of April 13, 2001 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner (the "Purchaser"), with its address at 1917 Brittany Park, Camarillo, CA 93012.

     WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Three Hundred Fifty Thousand Dollars ($350,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Nine Hundred Thirty Three Thousand Three Hundred Thirty Three (933,333) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

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


                            ARTICLE I       PURCHASE AND SALE OF THE NOTES AND
WARRANTS; CLOSINGS

     Section 1.01   Purchase and Sale of the Notes and Warrants.

          (a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Three Hundred Fifty Thousand Dollars ($350,000) (the "Purchase Price").

          (b) The exercise price per share of the Warrant to be issued at the Closing shall initially be set at One Dollar and Fifty Cents ($1.50) and the conversion price per share of the Note shall initially be set at Thirty Seven and a Half Cents ($0.375).

     Section 1.02   Closing.   The sale of the Securities by the Company to
the Purchaser shall take place on April 13, 2001 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

          (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the Company's proxy statement, dated July 10, 2000, for the Company's 2000 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended to date, and (C) the Company's Quarterly Reports on Form 10- QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and
(B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

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



Exhibit 4.32

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


Void after 5:00 p.m. Eastern Standard Time, on April 12, 2006.


                 WARRANT TO PURCHASE COMMON STOCK

                                OF

                       PAMET SYSTEMS, INC.


          FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 13, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 12, 2006, a total of Nine Hundred Thirty Three Thousand Three Hundred Thirty Three (933,333) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Million Four Hundred Thousand Dollars ($1,400,000) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

          This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

          1.   Exercise of Warrant.
(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 13, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 12, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 13th day of April, 2001.


                    ATTEST:                       PAMET SYSTEMS, INC.



By:_______________________         By:___________________________________

Name: Richard C. Becker            Name:     David T. McKay

Title:   VP, Finance and Administration Title:    President & CEO

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


Dated ___________________     Signature__________________________

                                   Address____________________________

                                          ____________________________



Exhibit 4.33

                    SECURITIES PURCHASE AGREEMENT


     This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of April 13, 2001 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and BSI SA (the "Purchaser"), a financial institution representing Mr. Pierangelo B. Bottinelli with its address at Via Magatti 2, 6900 Lugano, Switzerland.

     WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of One Hundred Thousand Dollars ($100,000) (the "Note") and (ii) a five- year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Two Hundred Sixty Six Thousand Six Hundred Sixty Seven (266,667) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

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

          (b) The exercise price per share of the Warrant to be issued at the Closing shall initially be set at One Dollar and Fifty Cents ($1.50) and the conversion price per share of the Note shall initially be set at Thirty Seven and a Half Cents (0.375).

     Section 1.02   Closing.   The sale of the Securities by the Company to
the Purchaser shall take place on April 13, 2001 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

          (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the Company's proxy statement, dated July 10, 2000, for the Company's 2000 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended to date, and (C) the Company's Quarterly Reports on Form 10- QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and
(B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

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



Exhibit 4.34

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


Void after 5:00 p.m. Eastern Standard Time, on April 12, 2006.


                 WARRANT TO PURCHASE COMMON STOCK

                                OF

                       PAMET SYSTEMS, INC.


          FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that BSI SA (the "Purchaser"), a financial institution representing Mr. Pierangelo B. Bottinelli with its address at Via Magatti 2, 6900 Lugano, Switzerland, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 13, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 12, 2006, a total of Two Hundred Sixty Six Thousand Six Hundred Sixty Seven (266,667) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Four Hundred Thousand Dollars ($400,000) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and
(vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

          This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

          1.   Exercise of Warrant.

          (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 13, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 12, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 13th day of April, 2001.


ATTEST:                  PAMET SYSTEMS, INC.



By:_______________________         By:___________________________________
Name: Richard C. Becker            Name:     David T. McKay
Title:  VP, Finance and Administration       Title:    President & CEO
SUBSCRIPTION


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


Dated ___________________     Signature__________________________

                                   Address____________________________

                                          ____________________________


Exhibit 4.35

                            WARRANT

NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACTOF 1933, AND NEITHER THIS WARRANT NOR SUCH SHARES MAY BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.


Void after 5:00 p.m. Eastern Standard Time, on April 19, 2006.


                 WARRANT TO PURCHASE COMMON STOCK

                                OF

                       PAMET SYSTEMS, INC.


     FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Craig M. Cooper (the "Purchaser"), with its address at 1368 Berkley Street, Baldwin, NY 11510, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 20, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 19, 2006, a total of Twenty Nine Thousand One Hundred Sixty Seven (29,167) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Forty Three Thousand Seven Hundred Fifty Dollars ($43,750) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock,"
(ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

     This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

     1.   Exercise of Warrant.

     (a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 20, 2001, and prior to 5:00 P.M., Eastern Standard Time, on April 19, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

      IN WITNESS
WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 20th day of April, 2001.


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




Exhibit 4.36

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


Void after 5:00 p.m. Eastern Standard Time, on May 13, 2006.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.


        FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Terrence M. Finn, with its address at Edwards & Angell, LLP, 101 Federal Street, Boston, MA 02110-1800, or its permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing May 14, 2001, and prior to 5:00 P.M., Eastern Standard Time, on May 13, 2006, a total of Twenty Nine Thousand One Hundred Sixty Seven (29,167) fully paid and nonassessable shares of common stock, par value $.01 per share ("Common Stock"), of the Company for an aggregate purchase price of Forty Three Thousand Seven Hundred Fifty Dollars ($43,750) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

        This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.



        1.      Exercise of Warrant.

(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing May 14, 2001, and prior to 5:00 P.M., Eastern Standard Time, on May 13, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

(b) The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.

(c) Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d)below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

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

3.      Adjustments.

(a) In case theCompany shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

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

10. Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof. _



        IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 14th day of May, 2001.


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


Dated ___________________       Signature__________________________


Address____________________________


____________________________



Exhibit 4.37

                      SECURITIES PURCHASE AGREEMENT


     This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of June 23, 2001 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner (the "Purchaser"), with its address at 1917 Brittany Park, Camarillo, CA 93012.

     WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of One Hundred Thousand Dollars ($100,000) (the "Note") and (ii) a five- year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Two Hundred Sixty Six Thousand Six Hundred Sixty Seven (266,667) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

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

          (b) The exercise price per share of the Warrant to be issued at the Closing shall initially be set at One Dollar and Fifty Cents ($1.50) and the conversion price per share of the Note shall initially be set at Thirty Seven and a Half Cents ($0.375).

     Section 1.02   Closing.   The sale of the Securities by the Company to
the Purchaser shall take place on June 23, 2001 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.


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

          (c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the Company's proxy statement, dated July 10, 2000, for the Company's 2000 annual meeting of stockholders, (B) the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as amended to date, and (C) the Company's Quarterly Reports on Form 10- QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and
(B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

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




Exhibit 4.38

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


Void after 5:00 p.m. Eastern Standard Time, on June 22, 2006.


                 WARRANT TO PURCHASE COMMON STOCK

                                OF

                       PAMET SYSTEMS, INC.


          FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing June 23, 2001, and prior to 5:00 P.M., Eastern Standard Time, on June 22, 2006, a total of Two Hundred Sixty Six Thousand Six Hundred Sixty Seven (266,667) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Four Hundred Thousand Dollars ($400,000) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock,"
(ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

          This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

          1.   Exercise of Warrant.
(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing June 23, 2001, and prior to 5:00 P.M., Eastern Standard Time, on June 22, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 23th day of June, 2001.


                    ATTEST:                       PAMET SYSTEMS, INC.



By:_______________________         By:___________________________________
Name: Richard C. Becker            Name:     David T. McKay
Title:   VP, Finance and Administration Title:    President & CEO
SUBSCRIPTION


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