Form 10QSB
period 2001-09-30
PAMET SYSTEMS INC
filed 2001-11-15
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           ______________________________

                                     FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended September 30, 2001

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
                                                     Yes_X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                4,437,976
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             September 30, 2001 and December 31, 2000

             Condensed Statements of Operations
             for the quarters ended September 30, 2001 and 2000 and nine month periods ended
             September 30, 2001 and 2000

             Condensed Statement of Cash Flows
             for the nine months ended September 30,
             2001 and 2000

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                     September 30,     December 31,
                                                     2001             2000
                                             ------------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                       $4,872            $1,507
        Accounts receivable, net of allowance
         for doubtful accounts of $89,588 and
         $175,000 and factored receivables of
         $0 and $88,502, respectively             718,841           224,191
        Accounts receivable, factored                 ---            14,770
        Inventory, net of reserve of $15,000        4,050            10,151
        Prepaid expenses and other current
         assets                                   178,861           147,132
                                                  -------           -------
                 TOTAL CURRENT ASSETS             906,624           397,751

PROPERTY AND EQUIPMENT, net                        63,890            98,312
DEPOSITS                                           81,650            84,190
CAPITALIZED SOFTWARE DEVELOPMENT COSTS             16,305            65,221
                                                  -------         ---------
                 TOTAL ASSETS                  $1,068,469          $645,474
                                                =========           =======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt         835,000           425,000
        Notes payable to related parties              ---           385,000
        Due to factor                                 ---            36,199
        Accounts payable, trade                   834,719           795,226
        Accounts payable, related parties          36,800            19,945
        Current portion of accrued interest
         payable on long-term debt                212,237           143,538
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          969,867           766,192
        Deferred software maintenance revenue
         and unearned revenue                     926,571           601,505
                                                ---------         ---------
                TOTAL CURRENT LIABILITIES       3,857,808         3,215,219

ACCRUED INTEREST PAYABLE on long-term debt,
    less current portion                           34,200               ---
DEFERRED GAIN on sale of land and building,
    net of current portion                        163,927           195,888
LONG TERM DEBT, less current portion            1,199,149           410,000
                                                ---------         ---------
                TOTAL LIABILITIES               5,255,084         3,821,107
                                                ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued                                                   ---
        Common Stock, $.01 par value,
         30,000,000 shares authorized;
         issued and outstanding
         4,437,976 shares at September 30,
         2001 and 4,085,610 shares at
         December 31, 2000, respectively           44,380           40,856
        Additional paid-in Capital              8,612,798        8,358,593
        Accumulated deficit                   (12,843,793)     (11,575,082)
                                               ----------       ----------
               TOTAL STOCKHOLDERS DEFICIT      (4,186,615)      (3,175,633)
                                                ---------        ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS DEFICIT            $1,068,469         $645,474
                                                =========          =======

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.


Statements of Operations
  (Unaudited)


                                Three Months Ended      Nine Months Ended
                                  September 30,            September 30,
                                -------------------   ----------------------

                                  2001       2000        2001        2000
Net sales                       $715,405   $439,713   $1,422,439  $1,504,092
Cost of product                  139,996     93,453      256,375     319,949
                                 -------    -------    ---------   ---------
                                 575,409    346,260   $1,166,064   1,184,143

Operating expenses:
  Personnel costs                444,273    487,061    1,477,230  $1,615,814
  Rent, utilities, telephone      48,940     48,717      150,162     168,491
  Travel and entertainment        32,008     30,719       82,144      90,913
  Professional fees               39,892     30,481      245,013     120,584
  Depreciation and amortization   27,992     30,277       84,784      88,670
  Research and development         9,049     39,540      114,634     334,557
  Other operating expenses        64,934    122,944      130,232     304,486
                                 -------    -------    ---------   ---------
Total operating expenses         667,088    789,739    2,284,199   2,723,515

                                 -------    -------    ---------   ---------

Income(loss) from operations     (91,679)  (443,479)  (1,118,135) (1,539,372)

Interest income(expense), net    (52,652)   (43,422)    (152,978)    (63,025)
Gain on Sale of Fixed Assets         ---        ---        2,402         ---

Net income(loss)               $(144,331) $(486,901) $(1,268,711)$(1,602,397)
                                 =======    =======    =========   =========

Earnings(loss) per weighted
   average common share            $(.03)     $(.12)       $(.29)      $(.40)
                                     ===        ===          ===         ===

Weighted average shares used
   in computing earnings per
   share                        4,355,554  3,965,810    4,355,554   3,965,810
    earnings per share




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                   Nine Months Ended
                                     September 30, 2001  September 30, 2000
                                     ------------------  ------------------


Operating Activities:

Net loss                                   $(1,268,711)         $(1,602,397)

Adjustments to reconcile net loss to
 net cash used for operating activities:
        Deferred gain on sale of land
         and building                          (31,961)             (31,960)
        Depreciation and amortization           84,784               88,670
        Gain on sale of property and
         equipment                              (2,402)                 ---

Changes in operating assets and
 liabilities:
        Accounts receivable, trade            (494,650)             291,273
        Accounts receivable, factored           14,770               36,785
        Inventory                                6,101               (7,871)
        Prepaid expenses and other current
         assets                                (31,729)              78,167
        Deposits                                 2,540                  ---
        Due to factor                          (36,199)             (57,496)
        Accounts payable, trade                 39,493              (77,175)
        Accounts payable, related party         16,855              (23,574)
        Accrued interest payable on
         long-term debt                        102,899              (20,767)
        Accrued expenses                       203,675              109,980
        Deferred software maintenance
         revenue and unearned revenue          325,066              392,894
                                               -------               ------

        Total adjustments                      199,242              778,926

        Net cash (used for) operating
         activities                         (1,069,469)            (823,471)

Investing activities:

        Expenditures for property and
         equipment                              (2,904)             (24,189)
        Proceeds from the sale of property
         and equipment                           3,860                  ---
                                                 -----               ------
        Net cash provided by/(used for)
         investing activities                      956              (24,189)
                                                 -----               ------



Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                   Nine Months Ended
                                      September 30, 2001 September 30, 2000
                                      ------------------ ------------------

Financing activities:

        Proceeds from long-term debt-
         convertible promissory notes            814,149                ---
        Proceeds from related party notes            ---            160,000
        Issuance of capital stock                257,729          1,455,793
        Conversion of convertible
         promissory notes to capital stock           ---           (800,000)
                                               ---------            -------
        Net cash provided by financing
          activities                           1,071,878            815,793
                                               ---------            -------

        Net increase(decrease) in cash             3,365            (31,867)

        Cash at beginning of period                1,507             40,207
                                                   -----             ------
        Cash at end of period                     $4,872             $8,340
                                                   =====              =====

 Supplemental disclosure of cash flow
  information:

        Cash paid for interest:                  $59,769            $85,943
                                                  ======             ======

Summary of non-cash financing activities:

Conversion of convertible promissory notes
 to capital stock                                    ---          $800,000

Note payable-related party converted to long
 term convertible promissory note               $385,000               ---
                                                 =======           =======




See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)


Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods and changes in cash flows for the nine month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

The Company's backlog at November 13, 2001 was approximately $1,003,000. Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2001.

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

Note (4) Loss Per Common Share

In 2001, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.

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

The Company's revenues for the three month period ended September 30, 2001 increased 62.7% from the three month period ended September 30, 2000 resulting in year-to-date 2001 revenues that are only $81,653 or 5.4% less than in 2000. In 2001, as in the past, the Company experienced a slower first half due to the availability of municipal funds. In the Northeast where the Company does the largest amount of its business, the municipal fiscal year generally begins on July 1 which is when municipal funds become available. In addition, the slowdown in the demand which the Company began to feel in the second half of 2000 continued through the first half of 2001. As funding became available in the third quarter, agencies began to make purchase decisions resulting in increased revenues in the quarter ended September 30, 2001. In addition, although management believes that public safety agencies were deferring decisions to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilized, two factors should positively affect these purchase decisions in the coming quarters. First, during the third quarter, COPSMore 2001 federal grant awards began to be announced providing additional funding to the marketplace. Second, the tragic terrorist attacks of September 11, 2001 on the World Trade Center and the Pentagon raised public awareness of the need for automated public safety systems and the importance of sharing data between agencies.

Starting in 1997, taking its cue from advances in technology, the Company's core products were completely rebuilt using modern design tools and databases. The entire suite utilizes the Windows NT 32 bit technology and a GUI interface (graphical user interface). The overall design of the NT-based PoliceServer and FireServer products and the mainstream technologies on which they are based are highly suitable for the changing needs of public safety agencies.
In formal procurement processes where competing products are evaluated, the Company's suite of products has fared well. The Company was recently awarded a major contract to provide its PoliceServer records management system to the Milwaukee County Sheriff's Department. This system must support over 800 deputies and additional support staff, as well as a broad range of public safety activities including airport security, the county jail, expressway patrol, SWAT team, K-9, process service, warrants, drug enforcement, park patrol and criminal investigations. Pamet Systems products were selected from a field of 14 software development companies. The Company believes that the $5.2 million spent during the past four years on the development of its NT-based suite of products has positioned it for future growth and leadership in the marketplace. Management believes that the magnitude of funding required to develop new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is currently dominated by small, privately held companies that will have difficulty affording the development costs.

The Company's sales and marketing efforts are being focused in several areas. First, using data gathered from marketing mailings, sales personnel are actively pursuing public safety agencies using the software of weak competitors. In most cases, these competitors have product lines employing aging technology or lacking the ability to provide a complete solution for the customer. The Company is also broadening the focus of its sales and marketing efforts to reach new market segments. Pamet Systems is actively marketing to larger, more technologically demanding agencies such as the Milwaukee County Sheriff's department mentioned above. In addition, the NT product is being packaged and aggressively priced to meet the needs of smaller agencies.
Third, the Company is revitalizing efforts to expand geographically both within the Northeast to New York and New Jersey and in the Midwest and Southeast. These efforts have resulted in the largest pipeline of active prospects in the Company's history. The Company includes in the pipeline prospective customers who have seen a product demonstration, have expressed interest in the product, and expect to have funding available. However, there can be no assurances that any prospect in the pipeline will result in a sale.

During 2001, the Company has released major product enhancements and extensions based, in part, on feedback from its NT customers. These releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. As a result of these improvements, the Company has thirty-four VMS customers who are in the process of or have completed migrating to the NT system.

Management continues to believe that significant market opportunities exist for its suite of NT-based products. Major federal grant programs continue to be announced that will allow agencies to update their computer systems. In early 2001, the federal government announced COPSMore 2001, an $81M grant program earmarked solely for public safety technology. Pamet Systems held free grant seminars in the Northeast and Midwest to aid agencies in understanding the grant application process and assisted approximately 200 agencies in preparing their applications, which is estimated to be about 10% of the applications the Justice Department will receive. The Department of Justice has begun announcing the recipients of the CopsMore 2001 grants and many of the agencies that the Company assisted in the grant process have received funding. The Department of Justice has also requested an additional $200M for technology in its fiscal 2002 budget which runs October 1, 2001 to September 30, 2002. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The terrorist attacks of September 11, 2001 have served to increase the awareness of the public regarding importance of integrated automated public safety systems.
The Company's products are designed and marketed with the option to be used in this type of regional application.

The primary challenges facing the Company are to capitalize on the design efforts that have resulted in an integrated suite of NT-based products and to acquire adequate financing to fund immediate needs and future growth. The Company has launched a major financing program with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering later in 2002. To date, the Company has secured $1,080,625 of working capital from its private placement offering and converted $385,000 plus accrued interest of $44,150 from related party lines of credit to long term convertible promissory notes. However, there are no assurances that the Company will be successful in completing its fund raising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance.

Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under capitalization and the fact that its primary market is the government sector, which is characterized by long lead times and political influence in the decision making process. As a consequence, the Company is pursuing an analysis of complementary markets and adaptations for its products.


Three Months Ended September 30, 2001 vs. Three Months Ended September 30,
2000

Net sales for the three month period ended September 30, 2001 (the 2001 period) increased 62.7% to $715,405 from $439,713 for the three month period ended September 30, 2000 (the 2000 period). The sales for the 2001 period reflected significant increases in police and fire systems sales, software support and mobile revenues. In addition, Pamet Systems continued to see steady support from its installed base and many customers are earmarking available funding for NT migration. These VMS customers receive the NT software at no charge, however, they must pay for installation, training, and data conversion. In addition, two customers that previously had chosen new software over their VMS PoliceServer systems have returned to using Pamet's VMS software. One of these agencies is in the process of moving to the NT product and added a large mobile system in the 2001 period. During the 2001 period, software support revenues increased 27.4% to $280,729 from $220,333 in the 2000 period reflecting the increase in the customer base from the 2000 period, the higher support rates charged on the NT product and increases in annual support charged by the Company's mobile partner that is passed on to the end user. Annual software support and update service for the NT customers is 19% of the price of the software or list price for migrating customers, an increase from the 14% of the system software purchase price that VMS customers have historically paid.

Cost of product increased 49.8% or $46,543 to $139,996 for the 2001 period from $93,453 for the 2000 period as a result of the increase in sales. However, the Company also experienced an increase in gross margin from 78.7% in the 2000 period to 80.4% in the 2001 period which reflected the trend toward software only sales for all products, the use of state bid list contractors to purchase hardware and the Company's software, and continued favorable margins on support revenues. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company, but significantly increases margins.

Operating expenses reflected a decrease of $122,651 or 15.5% to $667,088 for the 2001 period compared to $789,739 for the 2000 period. The most significant factors in this decrease were personnel expenditures, research and development, and uncollectible accounts. The Company focused on keeping spending under tight control while continuing to deliver product improvements.

Personnel costs decreased 8.8% or $42,788 to $444,273 for the 2001 period compared to $487,061 for the 2000 period. The decrease in spending can be attributed to attrition and the retirement of one employee. Due to the continued working capital constraints facing the Company, non-key positions are not being immediately filled. Rent, utilities and telephone remained flat at $48,940 in the 2001 period compared to $48,717 for the 2000 period. Decreases in rent resulting from moving the Maitland, Florida office to smaller quarters at the end of the first quarter of 2001 were offset by increases in telephone expense. Travel and entertainment expenses increased 4.2% to $32,008 for the 2001 period from $30,719 for the 2000 period. The slight increase can be attributed to installations outside the Northeast and
increased trade show attendance during the quarter.    Professional fees
increased 30.9% to $39,892 for the 2001 period from $30,481 for the 2000 period primarily due an increase in consulting fees. The Company has retained the services of a financial consultant to evaluate the available alternatives to raise additional capital. This spending was offset by a decrease in legal fees based on reduced usage. Depreciation expense decreased 7.5% to $27,992 for the 2001 period from $30,277 for the 2000 period. External research and development expenditures reflected a decrease of $30,491 or 77.1% to $9,049 for the 2001 period from $39,540 in the 2000 period. The Company is focusing on using internal resources to complete the development work on the NT product line both to build an inhouse staff to support ongoing product enhancements and extensions and to keep expenditures in line with current working capital constraints. The internal team of engineering and support resources are focusing on delivering advanced product capabilities, interfaces to companion products, and utilities to migrate current customers to the NT system from the VMS system. Other operating expenses decreased 47.2% to $64,934 for the 2001 period from $122,944 for the 2000 period. A significant part of the decrease can be attributed to a reduction in the spending on marketing collateral materials and a decrease in the reserve for uncollectible accounts.

Net interest expense for the 2001 period was $52,652 compared to $43,422 for the 2000 period. During the first three quarters of 2001 the Company has received $680,000 of new convertible debt funding which is accruing interest at 7% causing additional interest expense.

The net loss for the 2001 period was $(144,331) or $(.03) per share compared to net loss of $(486,901) or $(.12) per share for the 2000 period. This improvement can be attributed to the increase in revenues over the prior year and expense control due to working capital constraints.


Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Net sales for the nine month period ended September 30, 2001 (the 2001 period) of $1,422,439 decreased $81,653 or 5.4% from net sales of $1,504,092 for the nine months ended September 30, 2000 (the 2000 period). Increased software support revenues were offset by decreases in system hardware and software, mobile, and imaging revenues. During the first nine months of 2001 the Company continued to feel the effects of the general economic slowdown and the hesitance in the public safety marketplace to invest in new software and infrastructure until economic conditions stabilize. In addition, although federal grant programs pump significant funding into public safety, they cause delays in the normal procurement cycle while agencies await grant decisions. The fact that the federal government has begun to announce grant awards for COPSMore 2001 and the focus on the public safety sector since the terrorist attacks of September 11, 2001 should help offset the effects of the economic slowdown. Support revenues increased 28.0% to $758,647 for the 2001 period from $592,652 for the 2000 period reflecting the increased customer base and rates. Support revenues accounted for 53.4% of sales in the 2001 period as compared to 39.4% of sales in the 2000 period. Cost of product decreased 19.9% to $256,375 for the 2001 period from the $319,949 for the 2000 period resulting in a gross margin increase to 82.0% for the 2001 period from 78.7% for the 2000 period. The improvement in margin can be attributed to software only sales and the increase in high margin support revenues. Some customers purchase their hardware directly from the state bid list thereby increasing the higher margin software component of these sales.

Net operating expenses decreased $441,718 or 16.2% to $2,281,797 for the 2001 period compared to $2,723,515 for the 2000 period. Most significantly, external research and development expenditures decreased $219,923 or 65.7% to $114,634 in the 2001 period from $334,557 in the 2000 period reflecting completion of major portions of the NT development effort. In addition, due to the continuing working capital constraints the Company is experiencing, internal engineering and support staff were deployed to product development and testing and external engineering resources were used very selectively. The Company has also instituted broad cost cutting measures to help alleviate the cash flow issues. The 8.6% reduction in personnel spending from $1,615,814 in the 2000 period to $1,477,230 in the 2001 period can be attributed to attrition and the retirement of one employee. The Company continues to backfill on a selective basis to aid in keeping costs under control. Rent, utilities and telephone decreased $18,329 or 10.9% to $150,162 in the 2001 period from $168,491 in the 2000 period due to the move of the Maitland, Florida office to smaller quarters and a reduction in telephone expense due to lower rates. Travel and entertainment decreased 9.6% to $82,144 in the 2001 period from $90,913 in the 2000 period reflecting decreases in lodging, meals and rental cars. Professional fees increased 103.2% to $245,013 in the 2001 period from $120,584 in the 2000 period. Consulting expenses resulting from hiring professional assistance with the Company's business plan and a financial consultant to evaluate capital funding alternatives constituted the bulk of the increase and were partially offset by decreases in legal and accounting fees. Depreciation expense decreased 4.4% from $88,670 in the 2000 period to $84,784 in the 2001 period. The decrease of $174,254 or 57.2% in other operating expenses was attributable to a reduction in the reserve for uncollectible accounts as outstanding balances are collected and lower spending for marketing collateral, annual report expense and employee training.

Net interest expense was $152,978 for the 2001 period compared to $63,025 for the 2000 period. The 2000 period included the reversal of accrued interest associated with the conversion of $800,000 of convertible promissory notes to equity in the 2000 period and the conversion of $600,000 of convertible promissory notes to equity in the fourth quarter of 1999. In addition, the Company received $680,000 of new convertible debt funding in the 2001 period that is accruing interest at 7%.

The net loss for the 2001 period was $(1,268,711) or $(.29) per share compared to a net loss of $(1,602,397) or $(.40) per share for the 2000 period.


Liquidity and Capital Resources

The Company had working capital deficit of $(2,951,184) at September 30, 2001 compared to $(2,817,468) at December 31, 2000. The most significant reasons for this deterioration are the increases in deferred software maintenance revenue, the current portion of long-term debt, and accrued expenses. Offsetting these increased liabilities was an increase in accounts receivable.

During 2001, the Company has secured $200,625 of additional equity financing and $680,000 of new long term debt financing. In addition, the Company converted $475,000 of notes payable to related parties and the associated interest of $44,149 to long-term convertible promissory notes during the second quarter of 2001. At September 30, 2001, $2,034,149 of convertible promissory notes and $246,437 of related interest remained outstanding as liabilities. In general, the outstanding convertible debt funding accrues interest at either 7% or 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $0.375 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $1.00 to $2.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on the due dates is at risk, especially the notes due in the next twelve months.

Cash increased to $4,872 at September 30, 2001 from $1,507 at December 31, 2000. Accounts receivable increased to $718,841 at September 30, 2001 from $224,191 at December 31, 2000 due to higher sales during the third quarter of 2001 as compared to the last quarter of 2000 and a decrease in usage of the receivables financing agreement in 2001. The resources necessary to fund the enhancements and extensions to the NT product and provide working capital for operations continue to be a major concern for the Company. In the fourth quarter of 2000, the Company launched a $1.5M private placement financing program to meet immediate cash needs. The Company received $880,625 during the first nine months of 2001. Subsequent to the end of the third quarter of 2001, an additional $200,000 of convertible debt funding was received by the Company. Late in 2000, the Company felt the effects of a slowdown in the general economic conditions and within the public safety marketplace.
However, with the COPSMore 2001 $81 million in grant awards being announced, the heightened emphasis on public safety due to the September 11, 2001 terrorist attacks, the backlog at November 13, 2001 of over $1,003,000 and the sales pipeline resulting from the addition of sales and marketing resources, the Company is optimistic about revenues in the fourth quarter of 2001. If additional funds are required, the Board of Directors is willing to seek additional financing. Nevertheless, the Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report for 2000 included in the Company's Annual Report on Form 10K, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. Failure to acquire the necessary financing could have a material adverse effect on the Company. The Company is continuing to consider projects to increase its cash position such as activities to raise capital, mergers, acquisitions or other business combinations.

As of September 30, 2001, the Company had accumulated approximately $12,200,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $8,500,000 which expire between the years 2002 and 2005. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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


Forward Looking Statements

This Form 10-QSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: impact of current economic conditions on purchasing decisions in the public safety marketplace; market expectation for the NT operating environment and customer acceptance of the Company's NT products; ability of competitors to fund development; ability of the NT product to meet market needs; law enforcement trends; impact of federal grant awards and September 11, 2001 terrorist attacks on the Company's sales and the focus of the marketplace; adequacy of funding to support operations and anticipated growth; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as insufficient capital resources to operate the Company; inability to successfully market and sell the NT product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        c. Sales of Securities

        None

Item 3 - Defaults Upon Senior Securities

        Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

        None

Item 5 - Other Information

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        a.      Exhibits

       4.39     Convertible Note issued to West Country Partners dated
                August 30, 2001
       4.40     Warrant issued to West Country Partners dated August 30, 2001

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



            September 14, 2001            (s) Richard C. Becker
    _______________________________       ______________________
                Date                      Richard C. Becker
                                          Vice President
                                          Principal Financial Officer

                                                No. L-033

                   CONVERTIBLE PROMISSORY NOTE

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


                   CONVERTIBLE PROMISSORY NOTE


$130,000                                     Acton, Massachusetts

                                                  August 30, 2001


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner ("Payee"), with its address at 1917 Brittany Park, Camarillo, CA 93012, the principal sum of One Hundred Thirty Thousand Dollars ($130,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

          1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on August 29, 2003 (the "Maturity
Date").

          2. Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of seven percent (7.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date.

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

          The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $50,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.375 per share of Common Stock.

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

_________________________________

_________________________________

_________________________________
                    (Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


                                   Dated:___________________________
                                        Signature of Noteholder


                                   Dated:___________________________
                                        Signature of Transferee

                           LW - 033
                         WARRANT
 NEITHER THIS WARRANT NOR THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AND NEITHER THIS WARRANT NOR SUCH SHARES MAY BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.

Void after 5:00 p.m. Eastern Standard Time, on August 29, 2006.


                 WARRANT TO PURCHASE COMMON STOCK

                                OF

                       PAMET SYSTEMS, INC.


          FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing August 30, 2001, and prior to 5:00 P.M., Eastern Standard Time, on August 29, 2006, a total of Three Hundred Forty Six Thousand Six Hundred Sixty Seven (346,667) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Five Hundred Twenty Thousand Dollars ($520,000) (computed on the basis of $1.50 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

          This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

          1.   Exercise of Warrant.
(a) This Warrant may be exercised, in whole at any time or in part from time to time, commencing August 30, 2001, and prior to 5:00 P.M., Eastern Standard Time, on August 29, 2006, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 30th day of August, 2001.

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