Form 10KSB
period 2001-12-31
PAMET SYSTEMS INC
filed 2003-01-09
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                      For the fiscal year ended December 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                               OF 1934
        For the transition period from ___________  to  ____________

        Commission File No. 1-1062

                                    Pamet Systems,Inc.
                       ____________________________________________

                      (Name of small business issuer in its charter)

       Massachusetts                                            04-2985838
______________________________				    _________________

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

     1000 Main Street
     Acton,Massachusetts                                           01720
_______________________________________                     __________________
(Address of principal executive offices)                        (Zip Code)

Issuer's  telephone number   (978)_263-2060
                             ______________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange                                     Title of each class
                                                          on which registered

      none                                                        none
________________________                                  ___________________
                                                            (Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act:


                         Common Stock $.01 par value
                           ____________________
                              (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2 has been subject to such filing requirements for the past 90 days.
                                                                Yes   No X
                                                                   ___  ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                              [ ]

The issuer's revenues for its most recent fiscal year were  $2,003,262
                                                             ---------
The aggregate market value of the registrant's common stock held by non-affiliates of the Company, based upon the average of the closing bid and asked prices on August 28, 2002 was $77,665.

The number of shares outstanding of the registrant's common stock, as of August 28, 2002 was 4,437,976 shares.

PART I

Item 1.	Business

	This Form 10-KSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: competition and consolidation in the public safety marketplace; market acceptance of the Company's products; ability of the Company's product to meet market needs; volatility in sales and cash flow; growth potential in the year 2002; law enforcement trends; availability of grant funding for customers; adequacy of funding and corporate infrastructure to support operations; economic and competitive factors affecting the public safety market; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as insufficient capital resources to operate the Company; the ability of the Company to continue to enhance its products in 2002; the fact
that the public	 safety market place is positioned for growth; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.
	Pamet Systems, Inc. (the "Company" or "Pamet Systems") develops, markets and supports computer software for organizations in the public safety and criminal justice sectors. The Company's products automate the acquisition, storage, processing, retrieval and communication of information for these organizations. The Company's customers include law enforcement agencies, 911 dispatching facilities and fire fighting agencies.

	The Company's principal product for the law enforcement market is PoliceServer(R), a fully integrated information management system that, in the 1990s, was built for the Digital Equipment Corporation VAX/VMS environment, but was totally redesigned for the Microsoft Windows environment in 2000. This redesign changed the Company's entire suite of products, which includes the core PoliceServer, FireServer(R) and CADServer(R) products. Significant enhancements continued to be made to the products throughout 2001 and will continue into 2002.


	PoliceServer provides law enforcement agencies with the full spectrum of information -related functionality needed for agency operations and management. Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester, Massachusetts Police Department and other agency types such as the University of Massachusetts Police Department, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police Department, and the McMinn County Tennessee Sheriff's Office. Capabilities of PoliceServer and its associated modules include criminal records management, department management and advanced reporting. Designed to accommodate a wide diversity of agency types, PoliceServer is both easy to learn and to use. PoliceServer automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state Criminal Justice Information Systems, and the National Crime Information Center. The Company also provides interfaces with systems for digital imaging, mobile/remote access and scanning and identification of fingerprints.

	FireServer provides equivalent functionality for fire fighting agencies. An upgraded, Windows version was released during 2000. The fire records capability provides fire departments with data on structures, fire suppression plans, inspections data and hazardous materials.

	CADServer (Computer Aided Dispatch) was designed with a "look and feel" similar to that of the PoliceServer and FireServer. The new CADServer went into live operation during the fourth quarter of 1999 and is marketed as a separate product, rather than offered as a component of the police or fire records management system, as it was in earlier VAX/VMS versions.

The Company also offers several companion products.

* The Mobile Access module is a mobile terminal that allows fully integrated communications with a department's internal system as well as other local, state and federal databases. Mobil improves officer efficiency, allowing the departments to realize cost savings, increase officer safety and enhance community-policing efforts.
* Imaging is a digital image capture, storage and printing system.
* The Advanced Reporting module facilitates the creation of both standard and ad-hoc reports from data in the PoliceServer database.

	The Company believes that the level and quality of its customer support is vital to continuing customer satisfaction and the long-term success of the Company. The Company has established a strong history of responsiveness to customer requirements and a high level of support, which have resulted in a loyal customer base. The Company provides product enhancements and customer support services under an annual maintenance program. Annual maintenance fees are based on a percentage of the price paid for the licensed software products. Historical renewal rates for annual maintenance for the Company's products have been in excess of 95%.

	The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The standard customer support service provides access during business hours Monday through Friday and an optional 24-hour, 7-day support service is available.

 	As of December 31, 2001, the Company has installed and provides support for PoliceServer in 93 police departments, FireServer in 29 fire departments, Imaging in 48 departments, Mobile in 51 departments, Advanced Reporting in 28 departments and the Mapping module in five departments. These installations are located in ten states in the Eastern, Midwestern and Southeastern U.S.

	In the 12 month period ended December 31, 2001 a portion of sales to police departments was funded by federal grants under the Violent Crime Control and Law Enforcement Act of 1994" (the 1994 Crime Bill) designed to provide automation grants to law enforcement agencies. The remainder of the revenue was support services for the installed base of products. In general, however, the general economic climate and uncertainties of selling to the governmental sector continue, and will continue to result in volatility in sales and cash flow, as discussed in the Management Discussion and Analysis. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

	The Company was incorporated in Massachusetts on November 24, 1987.

	PoliceServer, FireServer, and CADServer are trademarks of the Company.

	The Company's principal executive offices are located at 1000 Main Street, Acton, Massachussets 01720


Business of the Company

	Public safety agencies manage large amounts of information in their day-to-day activities. These agencies must collect, process, file and retrieve such information quickly, conveniently and cost effectively. Traditionally, police and fire departments have performed these tasks manually, resulting in significant resources and man-hours being spent processing and locating documents in large, sometimes haphazardly maintained, filing systems. Critical information can be inadvertently lost or misfiled and can only be accessed by one person at a time. In an attempt to more efficiently manage information and to improve personnel productivity and response time, many public safety agencies have computerized certain aspects of their information systems.

	The Company believes that the market for the computer systems it provides continues to be positioned for growth due to a number of major factors. The first factor is the 1994 Crime Bill and follow-on programs which have allocated more than $33.0 billion of grants for police and prison agencies, of which over $1.0 billion was targeted for the automation of police agencies. Although the majority of the funding from the 1994 Crime
Bill and follow-on programs has been earmarked for additional police presence on the street, automation and computerization of police agencies is encouraged if it can be demonstrated that this investment will allow additional police resources to be "put back on the street". During 2001 the Department of Justice awarded grants for a total of $81M that was to be allocated exclusively to technology. During 2001, the Company had designed and implemented a series of seminars to provide departments with the information necessary to demonstrate the cost effectiveness of the Company's products to enable them to obtain grant monies. The second factor is the trend for regionalization of dispatch services as evidenced by the establishment of E911 systems around the country, which require 24-hour dispatch centers for police, fire and EMS departments. Some smaller communities cannot afford to staff a dispatch center 24 hours a day which has resulted in the establishment of regional dispatch centers capable of serving multiple communities simultaneously. Such global regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently four regional dispatch centers in Massachusetts, Georgia and Tennessee use the Company's product for this application. The last factor is the expected focus of many departments and municipalities on modernization of their computer resources to standard
Windows based applications. Given its existing product base and the completed redevelopment of the PoliceServer and FireServer on the Windows platform, the Company believes that it is well positioned to serve these needs with its suite of new Windows based products.
	Although the economic environment is adversely impacting on purchasing decisions, some additional factors include: the emphasis municipalities are placing on crime prevention; the trend among public safety officials towards increasing effectiveness of operations through computers; the pressures to control personnel costs (a major portion of municipal budgets); the need to achieve higher personnel productivity; and available computer hardware that does not require special environmental systems and can be used in remote locations such as police cruisers.


 Products

	General: In an effort to meet the demands of its market, which consists of approximately 15,000 police departments and 5,000 fire departments nationwide, the Company has developed not only proprietary software but has developed and markets complete systems. The Company provides the customer with software, training, support, installation and initial maintenance for its products for an all-inclusive price.

	The Company has developed and actively markets a series of integrated software products: PoliceServer, a management information system for police departments; FireServer, a management information system for fire departments; CADServer, a real time automation product for Communication and Dispatch Centers; Imaging, an image capture, storage and printing system; Mobile Access, a mobile computer allowing fully integrated communications with the department's internal system as well as other local, state and federal databases; a Mapping system for crime analysis and the Advanced Reporting module for creating reports with data in the PoliceServer and FireServer database. The Company owns the full and exclusive rights to the PoliceServer, FireServer, CADServer, and Imaging products. The Mobile Access product incorporates technology licensed from Aether Mobile Government.

	Before 1999 the Company's software was developed to run on the Digital Equipment Corporation's Open VMS(R) operating system together with character-based terminals and personal computers emulating character-based terminals. Due to customer demand for software utilizing Graphical User Interface (GUI) displays and low cost servers, in 1997 the Company began re-developing its software for Windows NT (R) and Windows 2000-based servers and Windows 98(R), Windows NT(R), and Windows 2000 Professional(R) client Personal computers. The Company delivered the first versions of its Windows based PoliceServer and FireServer products in 1999. The Imaging, Mobile Access, Mapping system, Advanced Reporting products have always been Windows PC-based products. The Company has committed to support the existing VMS customers until June 2003 to give them adequate time to budget and plan for the migration to the Company's suite of Windows products.

	PoliceServer: PoliceServer is part of a comprehensive suite of law enforcement applications software that performs the clerical and record keeping functions necessary for police department operation. PoliceServer includes an incident reporting function, which assists dispatchers in allocating and controlling resources and logging and reporting incidents, and performs automatic checks for outstanding arrest warrants and gun permits. The system's functions include an arrest booking system, which collects, stores and reports data on arrests from the time of arrest through court appearances. The system also automatically produces and prints all reports, forms and other documents needed in connection with a booking. Other functions create and maintain records with respect to arrest warrants, alarm systems, citations, licenses, permits, property, equipment and vehicle maintenance.

	PoliceServer automatically cross-references and updates all appropriate files in the database. This feature eliminates the need for repetitive input, saves people-hours, and ensures the timely and consistent updating of police records. The system provides multiple levels of security controls, which the Company believes limit the likelihood of tampering with police records.

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

	FireServer: FireServer relies on the design approach taken with the PoliceServer and performs a number of similar functions. Like PoliceServer, the FireServer system assists in the logging and reporting of incidents, as well as providing access to the CAMEO (Computer Aided Management of Emergency Operations) Hazardous Materials database. In addition, FireServer permits a dispatcher using CADServer to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data; identification of any permits, inspection violations or hazardous material at the site; and identification of individuals with special needs known to reside at the incident address. FireServer's other functions create and maintain records with respect to hydrant location and history; permits; inspections; violations; street box and building alarm systems; personnel; property; equipment; and vehicle maintenance.

	CADServer: CADServer, designed with a "look and feel" similar to that of the PoliceServer and FireServer, was also first installed in 1999 to support integrated E911 dispatch centers. CADServer enables a dispatcher to immediately access all pertinent information that is necessary to safely and efficiently administer a call or incident. The dispatcher has an overview of all incidents that are current as well as the units in his or her control. In addition, the system will display the required units that should be dispatched to an incident and continues to update the status as changes occur.

        Imaging: Imaging is an image capture, storage and printing system that handles color or monochrome photo images (e.g., mug shots, crime scene etc.) and document imaging. The product is fully integrated with the PoliceServer, FireServer and Mobile Access systems. It supports unlimited numbers of images connected to Master Name File entries. Images can be captured using digital cameras, video cameras and scanners. Incident or accident related images are stored as part of the PoliceServer or FireServer databases and are related to incident reports, arrests or other investigations. Images can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NIST), and will be evolved to maintain such compatibility as specifications evolve.

	Mobile Access: Mobile data terminals (MDT's) are fully integrated companion products to the Company's other products. Based on the private branding agreement with Aether Technologies, the Company is able to offer a mobile data product that has many of the "Best in Class" mobile data capabilities. The MDT is a laptop PC mounted in a patrol car or carried as a notebook, together with wireless communications equipment. The product allows communications from car to dispatch and car to car, as well as access into the files in the PoliceServer or FireServer databases and many government information systems. In addition all messages are fully encrypted and many officer safety and alarm features are standard in the product. This system increases officer efficiency and minimizes the need for the officer to return to the station. This system has also served to increase the police presence on the street, due to the fact that an officer, in the cruiser, has a link to the state Criminal Justice Information System's (CJIS) information systems and full access to all of the information in the entire PoliceServer system.


	Advanced Reporting: The Advanced Reporting module allows analysts to run a fully integrated report writer, Crystal Reports from Seagate Software, against the PoliceServer, FireServer or CADServer databases. This can be used to create standard reports or run ad hoc queries using the tremendous volume of operational data captured during the day-to-day operations of a department.

	Product Pricing: Complete systems (including software, training, one year's hardware maintenance provided by the hardware vendor when hardware is provided, and six months of software support and update service, including a warranty against defects in the software), have sold for between $20,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. Pricing of the FireServer base product is priced at slightly less than the PoliceServer package for an entry-level system. The majority of FireServer or the VMS FireServer systems in operation utilize the same computer as the PoliceServer or VMS PoliceServer systems in that municipality.

       In addition to revenues generated by sales of the PoliceServer, FireServer, CADServer, Imaging, Mapping, Advanced Reporting, Mobile Access and software support fees, the Company generates operating revenues from the sale of services such as system performance evaluation and tuning and consulting on system design. Additional revenues come from sales of miscellaneous supplies, accessories and training.


Marketing

	The Company's marketing strategy is designed to attract potential customers primarily from law enforcement agencies and fire agencies. The Company utilizes live demonstrations of its products, conducted in a way that emphasizes the operational features of the products rather than the underlying technology. Seminars are held at various facilities selected to allow potential customer representatives to see the products in a relaxed, neutral environment. The 1994 Crime Bill and follow-on bills also provided another marketing avenue as the Company conducted seminars to assist public safety agencies obtain grants, which brought agencies together and provided an opportunity to demonstrate the Company's capabilities and products.

	The Company generally concentrates its marketing efforts on the police departments using the integrated PoliceServer, CADServer, Imaging, Mapping, Advanced Reporting and Mobile Access systems, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products. The expanded use of E911 has added greater focus to the latter strategy

	The Company customizes its software by state, so that each state's prescribed reporting forms can be printed in accordance with such state's requirements. In addition, the Company's software allows users to customize their reporting forms to their particular specifications.

	Encouraged by the Company, active, independent user groups have developed consisting of the police departments using PoliceServer and fire departments using FireServer. Any department participating in the Company's annual support and update service may attend its group's monthly meetings.
Since each department uses identical software, the users are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to recommend the Company's products to prospective customers. The Company relies on the groups to determine the direction and development of updates or enhancements to be made to the software.

	The Company's strategy is to continue to expand its current distribution approach by focusing in those states where the Company has established reference sites within the region. The strategy is structured so as to permit the techniques and strategies developed in the New England area to be extended to those states covered by dedicated sales teams. The Company depends on its Vice President of Sales and Marketing to lead these efforts.

	The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state will be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference and for demonstrations. As of July 2002, the Company has customers in Connecticut, Georgia, Indiana, Ohio, Massachusetts, Missouri, NewYork, Rhode Island, Tennessee and Wisconsin.

	The Company markets its products in the New England, the Midwest and the Southeast. Marketing for the Midwest and Southeast is now being coordinated through the Company's headquarters in Massachusetts.


Competition

	The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country that offer competing products on personal computers to agencies in the Company's target markets. There are also some medium sized companies that have a national marketing presence. The Company's management believes, that although it will not be the only supplier, it will be one of a small group of vendors providing an internally developed integrated Windows based suite of public safety products.

	The Company expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

	The principal competitive factors that exist in the public safety software business are price, ease of use, and reputation relative to support and design sophistication. Management believes the competitive advantages of the Company's products include sophisticated capabilities and relative ease of use within a fully integrated software suite, a complete native Windows designed set of products, and its consistent high level of customer satisfaction.


Principal Suppliers

	The Company acquires it mobile data software from Aether Mobile Government. Aether Mobile Government sells the products to the Company at a discount and the Company resells them at the Aether Mobile Government list price. Products similar to the Aether products are available from a number of other suppliers. Pamet does not usually supply hardware for new or existing systems.

Customers

	The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the largest portion of its sales to date have been in New England, particularly Massachusetts. The Company has installed six systems in the Midwest Region, which is comprised of the states of Indiana, Missouri, Ohio, and Wisconsin and has installed ten systems in the Southeast Region, which is comprised of Georgia and Tennessee.

	In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchase is not indicative of future sales or the Company's dependence on any one customer. During 2001 the sales to one customer, the Milwaukee County Sheriffs Department, accounted for 10.6% of annual sales.



Licensing and Support

	The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

	Support and update service for the original VMS products was priced at 14% of the cost of the software package per year after the initial six-month warranty period. The rate for the support of the VMS product was changed to 19% for support billing that was sent out subsequent to the end of the period in July of 2002. The support and update service for the Windows based products is priced at 19% of list price after a six-month warranty period. Current VMS customers who convert to the Windows product will receive the Windows software at no charge but will be charged 19% of the current list price of the Windows product for support commencing on the date of conversion. The software necessary for the migration of customers from the existing product to the Windows product is being provided at no cost to the customer to protect the customer's investment in Pamet Systems. Pamet Systems will charge the migrating customers a fee that will range from $7,500 to as high as $80,000 for a migration service that includes data conversion and training. Currently twenty six (26) former VMS customers have completed the migration to the Windows base product and thirty eight (38) have started the migration process. The payment of the annual support and update service fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average a minimum of one update per year. Maintenance charges on the hardware are not included in the Company's annual fee and are currently billed and collected directly by hardware maintenance suppliers.

	The Company generally relies upon contract, trademark, trade secret and copyright laws to protect its products. The license agreement under which a customer uses the Company's products restricts the customer's use to its own operations and prohibits disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of the Company's products. The Company believes that such copies would have limited utility without access to the product's source code, which the Company keeps highly confidential. The Company's products are encoded to run only on designated types and sizes of computers. The Company incorporates certain technological defenses into its products. The Company believes that because of the rapid pace of technological change in the computer industry, copyright and patent protection is of less significance than factors such as the knowledge and experience of the Company's personnel and their ability to develop, enhance, market and acquire new products. The Company also requires all of its employees to execute agreements requiring them to maintain the confidentiality of the Company's proprietary information.


Research and Development

	The Company made significant research and development expenditures in 2001 in several areas totaling over $800,000 (including personnel costs). The majority of the 2001 expenditure, as well as a significant portion of 1997, 1998, 1999 and 2000 research and development spending of over $4,200,000, was focused on the Windows product development of PoliceServer, CADServer and
FireServer.   Other expenditures included the purchase of Mapping software; and
some further enhancements of the Aether interface. The Company used a combination of outside resources and internal staff to design, develop and test these products minimizing the long -term financial commitments of the Company. Windows product development will continue into the second half of 2002 until all functionality of the PoliceServer and FireServer have been completed on the Windows platform. Once that has been achieved, the Company intends to continue to enhance and modify the product to meet the demands of its market.


Employees

	As of December 31, 2001, the Company had 17 full-time employees and five part-time employees, of whom nine were engaged in computer programming, seven were engaged in documentation, training and software support and six were engaged in sales, marketing and administration. The Company considers its employee relations to be satisfactory

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

        Shares of the Company's common stock, par value $0.01 per share (Common Stock) were available for trading on the NASDAQ Stock Market over-the-counter exchange from Nov 1997 until April 2002. Subsequent to April 2002 the stock has been trading via the "pink sheets". The Common Stock is quoted under the symbol PAMT.PK.

The following table sets forth the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board.

FISCAL YEAR ENDED
DECEMBER 31		COMMON STOCK
			 	High      Low
2000
	First Quarter	        $5.13	  $3.50
	Second Quarter		 4.06	   1.91
	Third Quarter	         2.69	   1.94
	Fourth Quarter		 3.01	   1.75

2001
	First Quarter		$2.00     $1.06
	Second Quarter		 1.03	    .50
	Third Quarter		  .50	    .21
	Fourth Quarter		  .36	    .21

	There were 88 holders of record of Common Stock on August 13, 2002. The Company has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and that cash dividends will not be paid to stockholders.

Sales of Securities

	On February 21, 2001, the Company sold 80,500 shares of Common Stock at a price of $1.25 per share and warrants to purchase 28,175 shares of Common Stock at the exercise price of $2.50 for a total of $100,625 to one entity, which is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

	On April 20, 2001, the Company sold 83,333 shares of Common Stock at a price of $.60 per share and warrants to purchase 29,167 shares of Common Stock at the exercise price of $1.50 for a total of $50,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Act of 1933. The issuance was exempt from registration requirements of the Act pursuant to
Section 4(2) thereof.

	On May 14, 2001, the Company sold 83,333 shares of Common Stock at a price of $.60 per share and warrants to purchase 29,167 shares of Common Stock at the exercise price of $1.50 for a total of $50,000 to one entity, which is an accredited investor as defined in Rule 501(a) under the Act. The issuance was exempt from registration requirements of the Act pursuant to Section 4(2) thereof.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety and criminal justice agencies enabling them to realize cost efficiencies and provide better service to the public. The foundation of the Company's integrated suite of products is composed of three core components: PoliceServer, FireServer, and CADServer. The Company also offers several companion products including Imaging, Mobile Access, Advanced Reporting, JailServer, Investigator's Tool Kit and Mapping that are integrated with the police and fire records management and computer-aided dispatch modules. Pamet Systems total systems approach to public safety software allows the agency to enter information once and have it available throughout the product suite. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 12-month period ended December 31, 2001 (the 2001 period) decreased 2.1% to $2,003,262 from $2,046,007 for the 12-month period ended December 31, 2000 (the 2000 period). The effects of the economic downturn that the Company began to experience in the latter half of 2000 continued throughout 2001, although the increased availability of municipal funds in the Northeast and the beginning of the 2001 COPSMore federal grant awards during the third and fourth quarters of the 2001 period resulted in annual revenues on track with the prior year. However, management believes that the continued weak economy and the tragic terrorist attacks of September 11 conspired to depress sales in the 2001 period.

Although the Company's redesigned Windows product line was initially released late in the 1999 period and revenues began to shift back to sales of the core products (PoliceServer, CADServer, and FireServer), the first release failed to generate a strong market reception. Although the Company's core products had been completely rebuilt using modern design tools and databases and the entire suite utilizes the Windows 32 bit technology and a GUI interface (graphical user interface), the lack of robust functionality in initial release of the Windows-based product precipitated a lukewarm reception by the public safety marketplace in the 2000 period during a time of economic instability. The economic conditions and the reduced functionality when compared to the Company's VMS products also slowed the migration of the Company's customer base from the older VMS-based products to the Windows products. During early 2001, the Company released major product enhancements and extensions based, in part, on feedback from our Windows and VMS customers. These releases improved the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) reporting capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NIFRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. The Company's continuing efforts to add functionality and robustness to the core products resulted in the Windows products now being more competitive in the marketplace.

In September of the 2001 period, the Company was awarded a major contract to provide its PoliceServer records management system to the Milwaukee County Sheriff's Department. This system must support over 800 deputies and additional support staff, as well as a broad range of public safety activities including airport security, county jail, expressway control, SWAT team, process service, warrants, drug enforcement, park patrol and criminal investigations. Pamet Systems products were selected by Milwaukee County from a field of 14 software development companies. Also during the 2001 period, St. Peters Police Department in Missouri returned to using the Pamet Systems VMS records management and dispatch software after attempting to move to an industry leader's Windows-based product because Pamet Systems had not released its Windows version. Disappointed with both the competitor's system and implementation process, St. Peters chose initially to resume using Pamet's VMS products and has since migrated to the Company's Windows products and added Mobile Access to its system. In addition, other local Massachusetts agencies have been making procurement decisions to purchase the Company's products after seeing successful implementations by neighboring departments. The Lincoln, MA Police and Fire Departments culminated a seven-year search in 2001 by choosing the Pamet records management and dispatch software. North Andover Police Department moved away from a struggling competitor in the 2001 period by purchasing Pamet's core products for both police and fire departments. Despite the Company's success in many competitive bidding processes, Pamet has also experienced some VMS customers moving to other vendors Windows applications after being frustrated by the initial releases of Pamet's Windows products.

From 1998 to 2001, the Company focused a significant amount of resources on the creation of its Windows-based suite of products and a smaller amount of resources on sales and marketing. After its initial release in late 1999, the Windows-based products still required substantial increases in functionality and robustness to be competitive. The Company focused a great deal of resources on these issues in 2000 and 2001. In 2002 the product suite has fundamentally realized its original promise and additional resources in sales and marketing are called for. While the product suite continues to be enhanced and maintained, the resources required to do so are far less than those needed to create the product initially. In keeping with this general shift from product creation to product enhancement, sales and marketing, the Company's Board of Directors decided in 2002 to bring in a new CEO experienced in growing small technology companies. In particular, the new CEO's background is in product development, sales and marketing. In addition, Pamet has brought in a new National Sales Director with 18 years experience in public safety related business. Management continues to believe that public safety agencies are being forced to defer decisions to replace aging technology infrastructure and application software until economic conditions turnaround and clear leadership emerges in the industry.

Management believes that the magnitude of the expense of developing new public safety software applications using state of the art technologies will trigger a consolidation in the public safety marketplace, which is dominated by small, privately held companies that will have difficulty affording the development costs. Pamet System's Windows product development effort during the past four years positions the Company to be a significant player in the marketplace. Significant market opportunities exist for its suite of Windows-based products based on the following factors. First, major federal grant programs continue to be announced that will allow agencies to update their computer systems. In early 2001, the federal government announced COPSMore 2001, an $81M grant program earmarked solely for public safety technology. Pamet Systems held free grant seminars in the Northeast and Midwest to aid agencies in understanding the complex grant application process and assisted approximately 200 agencies in preparing their applications, which is estimated to be about 10% of the applications the Justice Department will receive. In the third quarter of 2001, grant awards began to be announced. Second, the tragic terrorist attacks of September 11, 2001 on the World Trade Center and the Pentagon raised public awareness of the need for automated public safety systems and the importance of sharing data between agencies. The resulting Homeland Security focus is likely to provide first-responders with more financial resources, which may translate into increased sales for the Company. Also, the continuing growth in the number of E911 centers, heightened emphasis on crime prevention in many communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application.

The primary challenges that the Company focused on during the 2001 and the first half of 2002 are to capitalize on the design efforts that have resulted in an integrated suite of Windows-based products and to acquire adequate financing to fund immediate working capital needs and future growth. The Company launched a major financing program in 2001 with the goal of raising $10M to $15M. The program is composed of a $1.5M private placement to meet immediate cash needs with the remainder planned in a secondary offering. During the 2001 period, the Company secured $1,080,625 of working capital from its private placement offering and converted $475,000 plus accrued interest of $44,149 from related party lines of credit to long-term convertible promissory notes. The Company has secured an additional $245,000 of long-term convertible debt funding in early 2002. Also in early 2002, the Company entered into a commercial services contract with a vendor under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor will invoice the Company quarterly for the cost of the employees who are working on projects exclusively for the Company. The amounts due to the vendor will be settled in Pamet stock or in cash, as management deems appropriate. Although the Company's cost structure has been reduced during the first two quarters of 2002, the continued economic sluggishness in 2002 continues to affect revenues adversely making profitability elusive. Despite additional funding, the commercial services contract, and cost cutting measures in early 2002, the Company is continuing to face a shortage of working capital. There are no assurances that the Company will be successful in its future fundraising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance.

Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under capitalization and the fact that its primary market is the government sector, which is characterized by long lead times.


Results of Operations

Year Ended December 31, 2001 vs. Year Ended December 31, 2000.

The Company's net sales decreased 2.1% or $42,745 to $2,003,262 for the 2001 period from $2,046,007 in the 2000 period. Total revenue decreased slightly during the 2001 period as a result of what the Company believes is a reaction to economic uncertainty and public safety marketplace turmoil. A 19.8% increase in support revenues was not sufficient to offset a 17.1% decrease in net hardware and software sales. The increase in support revenues can be attributed to growth in the customer base and the increased support rates charged on the Windows-based products. Support on the Windows-based products is charged at 19% of current list price, whereas 2001 support on the VMS products was charged at 14% of the price originally paid for the software. Support revenues accounted for 49.8% of total sales in the 2001 period as compared to 40.7% of total sales in the 2000 period. Although system software revenue increased 63.6% from the 2000 period to the 2001 period, decreases across the board in companion product revenues more than offset the gains in the core product sales. Revenues generated by the migration of current customers to the Windows products were approximately $175,000 in both 2001 and 2000. The increases in system software sales can be attributed to the Company's success in enhancing the Windows-based products functionality and robustness during the 2001 period. The market perception of the products' competitiveness has increased substantially during the 2001 period and has resulted sales to Milwaukee County Sheriff's Department and the Lincoln, MA and North Andover, MA Police and Fire Departments. In addition, the complete system installed in 2000 in the Utica, NY Police Department was part of the Central New York Law Enforcement Network Demonstration Project that was funded by the Department of Justice. This project serves as a model of current law enforcement technology for mid-sized departments. The National Law Enforcement Corrections Technology Center (NLECTC) in Rome, NY manages the New York project. The successful implementation in Utica, NY generated interest from several other agencies in the area. Hudson, NY purchased the Company's RMS product in early 2002 and the Company expects that additional sales will be closed in 2002.

Cost of sales decreased $81,698 or 20.1% to $323,920 for the 2001 period from $405,618 for the 2000 period reflecting both reduced sales and the improved margins on many of the Company's products. The Company experienced an improvement in gross margin from 80.2% in the 2000 period to 83.8% in the 2001 period. Changes in the revenue mix are the most important factor in these gains. The increases in core product revenues, which carried a 96.7% gross margin in the 2001 period, were accompanied by decreases in mobile revenues, which generated 56.5% margins. The gains in the new systems margin can be attributed to the trend of customers to provide their own system hardware, which is less profitable than the software component of sales. However, this practice has a negative impact on total revenues. The migration revenues are generated from installation, customer training, and data conversion. This process is facilitated by current engineering and support personnel and generates no incremental costs to the Company. Software support and update service revenues delivered traditionally high margins that decreased slightly from 84.3% in the 2000 period to 83.2% in the 2001 period.

The Company's operating expenses decreased $689,494 or 18.6% to $3,018,471 for the 2001 period from $3,707,965 for the 2000 period. The Company's commitment to bringing the Windows product successfully to market generated significant increases in personnel costs and research and development spending in both the 1999 and 2000 periods. In the 2000 period, in particular, internal resources supplemented external research and development work. By the 2001 period when major portions of the Windows development effort had been completed and the Company focused on adding product functionality and robustness, both the internal and external spending decreased. The spending on external development decreased 66.9% from $423,467 in 2000 to $140,319 in 2001. Total
Windows-related personnel expenditures decreased to $706,423 in the 2001 period from $814,851 in the 2000 period. No development costs were capitalized during the 1999, 2000, and 2001 periods. The capitalized development costs from 1998 of $195,665 were fully amortized at the end of 2001. The Company used outside development resources sparingly in 2001 and focused on developing internal engineering and support organizations that will maintain, upgrade and support the Windows product suite over the long term.

Personnel costs decreased 15.8% or $342,754 to $1,832,286 for the 2001 period from $2,175,040 for the 2000 period. This decrease can be attributed to the retirement of one employee and the reversal of accrued bonuses for 2000. In addition, the Company continues to backfill positions on a selective basis in order to manage costs. As the main effort to rewrite the Company's VMS product into Windows winds down, the Company has refocused engineering and support resources on ongoing enhancements and refinements, testing, documentation, and forms development for the Windows product line. As the products are installed in additional states and further product enhancements are released, it is essential that the documentation and state-related forms be produced in a timely manner to ensure smooth customer transitions. Other personnel related costs that showed significant decreases were health insurance, employer 401(k) contributions and commissions.

Rent, utilities and telephone decreased by 11.7% or $25,996 to $195,525 for the 2001 period from $221,521 for the 2000 period. This decrease can be attributed to moving the Maitland, Florida office to smaller quarters and the reduction in telephone expense due to lower rates. Travel and entertainment expenses decreased $10,698 or 9.0% to $108,508 for the 2001 period from $119,206 for the 2000 period. These decreases affect most areas of travel expense, except airfares, and reflect the Company's efforts to control expenses in the face of flat revenues. Airfares increased slightly due to installations in Milwaukee, Wisconsin and St. Peters, Missouri. Spending on professional fees increased $153,871 or 106.9% to $297,815 for the 2001 period from $143,944 for the 2000 period. The increase can be attributed to consulting expenses resulting from hiring professional assistance with the Company's business plan and a financial consultant to evaluate capital funding alternatives. However, both legal and accounting fees decreased due to reduced legal services required in support of the Company's debt and equity fundraising activities and joint ventures and fewer hours required by an outside accountant. Depreciation and amortization expense decreased 8.0% or $9,984 to $114,056 for the 2001 period from $124,040 for the 2000 period reflecting the reduction in depreciation on internal computer equipment and software as it ages.

Other operating expenses decreased 34.1% or $170,785 to $329,962 for the 2001 period from $500,747 for the 2000 period. The decrease is attributable to a reduction in the expense associated with the reserve for un-collectible accounts as outstanding balances are collected and lower spending on marketing collateral material, annual report expense, and employee training. Offsetting these decreases was an increase in tax penalties.

Net interest expense increased to $272,048 for the 2001 period compared to the net interest expense of $99,459 for the 2000 period. Interest expense in the 2000 period was reduced by the reversal of accrued interest costs on the convertible promissory notes issued to outside investors as part of the Company's capital raising program when these notes were converted to equity. There were no debt conversions to equity in the 2001 period. Also during the 2001 period, the Company secured $880,000 in new outside funding in the form of convertible debt that accrues interest at 7%. In addition, the Company recorded a discount on long-term debt outstanding related to the value of the detachable warrants which is amortized as interest expense over the life of the note. This adjustment was not recorded in prior years because it was deemed immaterial by our certified public accountants.

The loss for the 2001 period was $(1,608,775) or $(.37) per share compared to a loss of $(2,167,035) or $(.57) per share for the 2000 period. The reduced operating expenses in the 2001 resulting from cost controls implemented due to the shortage of working capital and the increased shares outstanding due to new equity funding contributed to the decrease in loss per share.



Liquidity and Capital Resources

The Company had a working capital deficit of $(3,054,556) at December 31, 2001 compared to $(2,817,468) at December 31, 2000. The most significant reasons for this deterioration are increases in accrued interest on long-term debt, accounts payable and accrued expenses. The increases in these liabilities are partially offset by an increase in accounts receivable.

During the 2001 period, the Company secured $200,625 of additional equity financing and $880,000 of new long-term debt financing. In addition, The Company converted $475,000 of notes payable to related parties and the associated accrued interest of $44,149 to long-term convertible promissory note during the second quarter of 2001. At December 31, 2001, $2,234,149 of convertible promissory notes and $293,123 of related interest remained outstanding as liabilities. These amounts on the balance sheet are reported net of discounts on long-term debt issued with detachable warrants of $66,744. In general, the $835,000 of the outstanding convertible debt funding accrues interest at 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $2.19 to $2.50 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.19 to $2.50 per share. The remaining $1,399,149 of outstanding convertible debt funding accrues interest at 7%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $.20 to $.6825 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise price of $1.50 per share. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on due dates is at risk, especially the $835,000 due in 2002. Subsequent to the year-end, the Company secured an additional $245,000 of new long-term debt financing. The new debt accrues interest at 7%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at a conversion price of $.20 per share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise price of $1.50 per share. As of August 2002, $760,000 of the debt has matured but has not yet been called in by the note holders.

Cash increased to $3,537 at December 31, 2001 from $1,507 December 31, 2000. Accounts receivable increased to $442,803 at December 31, 2001 from $224,191 at December 31, 2000 due to a corresponding increase in sales during the third and fourth quarters of 2001 as compared to the same period in 2000. The resources necessary to fund enhancements in functionality to the Windows products and provide working capital for operations continue to be a major concern for the Company. As discussed above, the Company received $1,080,625 of debt and equity funding in 2001 and an additional $245,000 in debt funding in the first half of 2002. In addition, the Company has been able to reduce current cash outflows by entering into a Commercial Services Contract with Sumaria Systems, Inc. that will be repaid with Pamet Systems, Inc. stock or cash, as management deems appropriate. However, a shortage of working capital is perpetuated by the continued sluggishness in sales. The continuing slowdown in the general economic conditions and in the public safety marketplace that began in the second half of 2000 has adversely affected the Company. Despite the need for additional sales and support resources to move Pamet from a development focus to a sales and marketing one, the Company is continuing to strictly control expenses and seek new debt and/or equity funding. Nevertheless, the Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. There can be no assurance about the Company's ability to repay the its indebtedness or other obligations as they become due. If the Company's financial difficulties continue it could have a material adverse effect on the Company, its creditors and its stockholders. Backlog at August 6, 2002 was approximately $541,000.

As of December 31, 2001, the Company had accumulated $12,685,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $8,964,000 which expire between the years 2002 and 2006. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering in 1990. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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

Item 7.  Financial Statements and Supplementary Data.
_____________________________________________________





                              PAMET SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                        Page

Report of Independent Auditors  .....................   F-2

Financial Statements:

   Balance Sheet - December 31, 2001 .................  F-3

   Statements of Operations -
     Years Ended December 31, 2001 and 2000 ..........  F-4

   Statements of Stockholders' Deficit -
     Years Ended December 31, 2001 and 2000 ..........  F-5

   Statements of Cash Flows -
     Years Ended December 31, 2001 and 2000  .........  F-6

Notes to Financial Statements   ......................  F-8

 All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Pamet Systems, Inc.


We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2001 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Worcester, Massachusetts August 6, 2002

BALANCE SHEET
PAMET SYSTEMS, INC.

                                                                  December 31,
                                                                          2001
                                                                  ------------
ASSETS
-------
CURRENT ASSETS
        Cash                                                      $      3,537
        Accounts receivable, trade, net of
        allowance for doubtful accounts of
        $170,000 and factored receivables of
        $33,500                                                        442,803
        Accounts receivable, factored                                    6,700
        Inventory, net of reserve of $10,662                             4,079
        Prepaid expenses and other current assets                      128,438
                                                                       -------
                 TOTAL CURRENT ASSETS                                  585,557

PROPERTY AND EQUIPMENT, NET                                             61,602
DEPOSITS                                                                82,145
                                                                        ------
                         TOTAL ASSETS                                $ 729,304
                                                                        ======
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------
CURRENT LIABILITIES
        Current portion of long-term debt, net of discount           $ 823,242
        Note payable to related party                                   25,000
        Accounts payable, trade                                        922,042
        Accounts payable, related parties                               41,915
        Current portion of accrued interest payable on long-term debt  235,388
        Current portion of deferred gain on sale of land and building   42,614
        Accrued expenses                                               872,884
        Deferred software maintenance revenue and unearned revenue     677,028
                                                                       -------
                 TOTAL CURRENT LIABILITIES                           3,640,113

ACCRUED INTEREST payable on long-term debt, net of current portion      57,735
DEFERRED GAIN on sale of land and building, net of current portion     153,274
LONG TERM DEBT, net of current portion and discount                  1,344,163
                                                                       -------
                         TOTAL LIABILITIES                           5,195,285
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value, 1,000,000
           shares authorized, none issued                                   --
        Common stock, $.01 par value, 30,000,000 shares
           authorized, 4,437,976 shares
           issued and outstanding                                       44,380
        Additional paid-in capital                                   8,673,496
        Accumulated deficit                                        (13,183,857)
                                                                    ----------
                TOTAL STOCKHOLDERS'DEFICIT                          (4,465,981)
                                                                    ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    729,304
                                                                    ==========

See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF OPERATIONS
PAMET SYSTEMS, INC.

                       					Year Ended December 31,
                                                        -----------------------
                                                              2001         2000
                                                              ----	   ----
Net hardware and software sales                         $1,005,325   $1,213,038
Support revenues                                           997,937      832,969
                                                         ---------    ---------
                TOTAL REVENUES                           2,003,262    2,046,007

Cost of sales                                              323,920      405,618
                                                         ---------    ---------
                GROSS PROFIT                             1,679,342    1,640,389

Operating expenses
        Personnel costs                                  1,832,286    2,175,040
        Rent, utilities and telephone                      195,525      221,521
        Travel and entertainment                           108,508      119,206
        Professional fees               		   297,815      143,944
        Depreciation and amortization                      114,056      124,040
        Research and development                           140,319      423,467
        Other operating expenses                           329,962      500,747
                                                         ---------    ---------
                TOTAL OPERATING EXPENSES                 3,018,471    3,707,965

Loss from operations                                    (1,339,129)  (2,067,576)
Interest expense, net                                     (272,048)     (99,459)
Gain on sale of property and equipment                       2,402           -
                                                         ---------    ---------
                NET LOSS                               $(1,608,775) $(2,167,035)

                                                        ==========    =========

Loss per common share                                        $(.37)      $(.57)
                                                              ====        ====


See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS' DEFICIT
PAMET SYSTEMS, INC.


                        Common Stock    Additional                       Total
                       -------------    Paid-In      Accumulated  Stockholders'
                       Shares Amount   Capital           Deficit        Deficit
                       ------ ------   -------           -------        -------
BALANCE AT
JANUARY 1, 2000
                    3,285,238 $32,852 $6,688,504    $(9,408,047)   $(2,686,691)

NET LOSS                                             (2,167,035)    (2,167,035)

CONVERSION OF
STOCK OPTIONS          38,875     389     37,704             --         38,093

CONVERSION OF
PROMISSORY NOTES
TO STOCK              392,414   3,924    796,076             --        800,000

CONVERSION OF
WARRANTS TO STOCK      52,416     524     89,476             --         90,000

PRIVATE PLACE-
MENT OF STOCK         316,667   3,167    746,833             --        750,000
                    ---------  ------  ---------     ----------      ---------
BALANCE AT
DECEMBER 31, 2000   4,085,610 $40,856 $8,358,593   $(11,575,082)   $(3,175,633)
                    =========  ======  =========    ===========     ==========
NET LOSS                                             (1,608,775)    (1,608,775)

CONVERSION OF
STOCK OPTIONS         105,200   1,052      1,052             --          2,104

ISSUANCE OF WARRANTS
WITH LONG-TERM
DEBT                       --      --    115,698             --        115,698

PRIVATE PLACE-
MENT OF STOCK         247,166   2,472    198,153             --        200,625
                      -------  ------  ---------     ----------     ----------
BALANCE AT
DECEMBER 31, 2001   4,437,976 $44,380 $8,673,496   $(13,183,857)   $(4,465,981)
                    =========  ======  =========     ==========      =========

See independent auditor's report and accompanying notes to financial statements

STATEMENTS OF CASH FLOWS
PAMET SYSTEMS, INC.

                                                        Year Ended December 31,
                                                        -----------------------
                                                            2001         2000
                                                            ----         ----
OPERATING ACTIVITIES

     Net loss                                          $(1,608,775) $(2,167,035)
     Adjustments  to reconcile net loss to net cash
        used for operating activities:
        Gain on sale of property and equipmen               (2,402)          --
        Deferred gain on sale of land and building         (42,614)     (42,614)
        Depreciation and amortization                      114,056      124,040
        Amortization of discount on long-term debt          48,954           --
        Provision for losses on accounts receivable,
                          trade                             (5,000)      65,000

     Changes in operating assets and liabilities:
        Accounts receivable, trade                        (213,612)     329,875
        Accounts receivable, factored                        8,070       39,161
        Inventory                                            6,072        1,594
        Prepaid expenses and other current assets           18,694      (52,889)
        Due to factor                                      (36,199)     (21,297)
        Accounts payable, trade                            147,037      106,934
        Accounts payable, related parties                    1,749      (12,296)
        Accrued expenses                                   150,841      329,567
        Accrued interest payable on long-term debt         149,585        2,133
        Deferred software maintenance revenue and
                  unearned revenue                          75,523      217,575
                                                         ---------    ---------
             Net cash used for operating activities     (1,188,021)  (1,080,252)
                                                         ---------    ---------
INVESTING ACTIVITIES

     Expenditures for property
        and equipment                                      (13,583)    (46,541)
     Security deposit returned                               2,045          --
     Proceeds from sale of property and equipment            3,860          --
                                                            ------      ------
          Net cash used for investing activities            (7,678)    (46,541)


                                (Continued)

STATEMENTS OF CASH FLOWS - CONTINUED
PAMET SYSTEMS, INC.

                                                        Year Ended December 3l,
                                                           2001         2000
                                                           ----         ----
FINANCING ACTIVITIES

        Proceeds from long-term debt-convertible
        promissory notes                               $  880,000    $   --
        Proceeds from related party notes                 145,000     210,000
        Payment of related party notes                    (30,000)       --
        Issuance of common stock                          202,729     878,093
                                                          -------     -------
          Net cash provided by financing activities     1,197,729   1,088,093

                     NET INCREASE (DECREASE) IN CASH        2,030     (38,700)
     Cash at beginning of period                            1,507      40,207
                                                        ---------   ---------
                      CASH AT END OF PERIOD            $    3,537   $   1,507
                                                        =========   =========


     SUPPLEMENTAL DISCLOSURES OF CASH
     FLOWS INFORMATION

     Cash paid for interest                            $   79,194   $  78,639
                                                        =========   =========

     SUMMARY OF NON-CASH FINANCING ACTIVITIES

        Note payable-related parties converted to
         long-term debt-convertible promissory notes   $  475,000   $  --

        Accrued interest-related parties converted from
         accrued expenses to long-term debt-convertible
         promissory notes                              $   44,149   $  --

        Discount recorded on long-term debt issued with
         detachable warrants                           $  115,698   $  --

        Conversion of long-term debt-convertible
         promissory notes to common stock              $       --   $ 800,000


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

The Company's backlog at August 6, 2002 was approximately $541,336 (unaudited). Management believes that this level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2002.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows NT computing platform applications. Subsequent to year-end, the Company received $245,000 through the issuance of long-term convertible promissory notes to three investors with an interest rate of 7%. If additional funds are required, the current Board members are willing to seek additional equity financing, as needed. Management is seeking to have the long-term debt that is due in 2002 either converted to equity or renewed. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development and marketing efforts will be successful.

The Company's board of directors hired a new chief executive officer (CEO) subsequent to December 31, 2001, whose strong organizational, managerial and sales skills are expected to strengthen the Company. The former CEO remains with the Company in a quality assurance function.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Property and equipment: Property and equipment are stated at cost and are depreciated on the straight line or accelerated methods over their estimated useful lives.

Inventory: Inventory consists primarily of computer-related supplies and is stated at the lower of cost (first-in, first-out) or market value.

NOTES TO FINANCIAL STATEMENTS--CONTINUED PAMET SYSTEMS, INC.

Long-lived assets: The Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Accounts receivable, factored: The Company factors part of its accounts receivable with recourse, which means that the Company bears the risk of uncollectible accounts over 120 days old. Accounts receivable, factored, in the accompanying balance sheet represents the portion of each account held back by the factor. The balance will be remitted to the Company when the respective accounts have been collected.

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

NOTES TO FINANCIAL STATEMENTS-CONTINUED PAMET SYSTEMS, INC.

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

Capitalized software development costs are reported at the lower of unamortized cost or net realizable value. Net realizable value is determined by periodically reviewing net capitalized software development costs for impairment based upon current and anticipated product revenue and other changes in circumstances that indicate the carrying amount of the capitalized software development costs may not be fully recoverable. Commencing with the initial product release, these costs are amortized on the straight-line method over the estimated life of the product, generally three to five years. Since 1998, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs since 1998 and has charged all such costs to research and development expense.

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

Income taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 2001, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Compensation: The Company expensed approximately $15,200 in 2001 and $22,000 in 2000 relating to a stockholder for financial accounting consulting services. In addition, the Company expensed approximately $-0- in 2001 and $157,000 in 2000 relating to a Company in which an employee is a principal, for research and development expenses.

NOTES TO FINANCIAL STATEMENTS-CONTINUED PAMET SYSTEMS, INC.

Note payable to related party represents short-term, interest free, unsecured advances from an officer of the Company.

In addition, during 2001 two Stockholders and Directors of the Company converted $475,000 of short-term promissory notes which were being utilized as a credit facility, and $44,149 of accrued interest associated with this credit facility, to long-term debt-convertible promissory notes.

Accounts payable, related parties represent non-interest bearing amounts owed to employees and directors for services performed or expense reimbursements.

NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31, 2001 is as follows:

                                Balance at                         Balance at
                                 Beginning   Additions                 End of
Classification                   of Period     at Cost Retirements     Period
--------------                   ----------   --------  -----------   ---------
     Furniture and fixtures        $141,184    $ 2,904   $       --    $144,088
     Computer equipment             521,211     10,679      104,935     426,955
     Automobiles                     24,894         --       16,594       8,300
                                    -------     ------      -------    --------
             TOTALS                $687,289   $ 13,583    $ 121,529    $579,343
                                    =======     ======      =======    ========

Accumulated depreciation at December 31, 2001 is as follows:

                                Balance at   Additions             Balance at
                                 Beginning     Charged                 End of
Classification                   of Period  to Expense Retirements     Period
--------------                   ----------   --------  ----------- -----------
     Furniture and fixtures        $131,507   $  4,449   $       --    $135,956
     Computer equipment             435,400     43,020      104,935     373,485
     Automobiles                     22,070      1,366       15,136       8,300
                                    -------     ------      -------     -------
             TOTALS                $588,977   $ 48,835    $ 120,071    $517,741
                                   ========    =======      =======     =======
     Net property and equipment    $ 98,312                            $ 61,602
                                   ========                             =======

PAMET SYSTEMS, INC.

NOTE E--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2001:

Accrued payroll, bonuses and vacation                     $472,439
Accrued and withheld payroll taxes
  and 401(k) contributions                                 348,749
Other                                                       51,696
                                                           -------
                                                          $872,884
                                                           =======

NOTE F--LONG-TERM DEBT


Long-term debt represents convertible promissory notes with five year detachable warrants. The promissory notes may be converted to common stock no more frequently than four times per year at an amount of not less than $25,000 or $50,000. No interest shall be deemed to have accrued or be payable on any portion of a note converted prior to maturity. The conversion price, maturity dates and the warrants available on each note are as follows:

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 14,000 shares of common stock at $2.50 per share. No warrants have been exercised at
December 31, 2001. The principal amount of the note may be
converted to common stock at $2.50 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2001. The interest rate on the note is 11% per yearand interest expense in fiscal year 2001 was $3,850.
Total interest accrued on the note at December 31, 2001 was $10,189.
Both the principal balance of the note and unpaid accrued interest
were due on May 9, 2002.                                            $ 35,000

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 150,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 2001. The principal amount of the note may be converted to common stock at $2.50 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2001. The interest rate on the note is 11% per year and interest expense in fiscal year 2001 was
$41,250. Total interest accrued on the note at December 31, 2001 was $108,719. Both the principal balance of the note and unpaid
accrued interest were due on May 13, 2002.                           375,000

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (continued)

Convertible promissory note to a vendor with five year detachable warrants which allow the noteholder to purchase up to 140,000 shares of common stock at $2.50 per share. No warrants have been exercised at December 31, 2001. The principal amount of the note may be converted to common stock at $2.50 per share, at the
noteholder's option as described above. No principal has been converted to common stock at December 31, 2001. The interest rate on the note is 11% per year and interest expense in fiscal year
2001 was $38,500. Total interest accrued on the note at December
31, 2001 was $99,573. Both the principal balance of the
note and unpaid accrued interest were due on May 31, 2002.           $350,000

Convertible promissory note to a vendor with five year detachable warrants which allow the noteholder to purchase up to 7,500 shares of common stock at $2.19 per share. No warrants have been exercised at December 31, 2001. The principal amount of the note may be converted to common stock at $2.19 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2001. The interest rate on the note is 11% per year and interest expense in fiscal year 2001 was $8,250. Total interest accrued on the note at December 31, 2001 was $16,907 and unlike the notes above is to be paid quarterly. However, at
December 31, 2001 no interest has been paid on this note and thus the Company is in default of the original note agreement.  Both the principal balance of the note and unpaid accrued interest are
due on December 13, 2002.                                              75,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 933,333 shares of the common stock at $1.50 per share.  No warrants have been exercised at
December 31, 2001.  The principal amount of the note may be converted to common stock at $0.375 per share at the noteholder's option as described above.  No principal has been converted to common stock at
December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $17,563.  Total interest accrued on the note at December 31, 2001 was $17,653.  Both the principal balance of the note and unpaid accrued interest are
due April 12, 2003.                                                   350,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 266,667 shares of the common stock at $1.50 per share.  No warrants have been exercised at
December 31, 2001.  The principal amount of the note may be converted to common stock at $0.375 per share at the noteholder's option as described above.  No principal has been converted to common stock at
December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $5,044.  Total interest accrued on the note at December 31, 2001 was $5,044.  Both the principal balance of the note and unpaid accrued interest are
due April 12, 2003.                                                   100,000

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (continued)


Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 346,667 shares of the common stock at $1.50 per share.  No warrants have been
exercised at December 31, 2001.  The principal amount of the note may be converted to common stock at $0.375 per share at the noteholder's option as described above.  No principal has been converted to common stock at December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $3,092.  Total interest accrued on the note at December
31, 2001 was $3,092.  Both the principal balance of the note
and unpaid accrued interest are due August 29, 2003.                  130,000

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to
431,674 shares of the common stock at $1.50 per share.  No warrants have been exercised at December 31, 2001.  The principal amount of the note may be converted to common stock at $0.6825 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was
$14,691. Total interest accrued on the note at December 31, 2001 was
$14,691.  Both the principal balance of the note and unpaid accrued
interest are due April 15, 2003.                                      294,617

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to
328,985 shares of the common stock at $1.50 per share.  No warrants have been exercised at December 31, 2001.  The principal amount of the note may be converted to common stock at $0.6825 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $11,196. Total interest accrued on the note at December 31, 2001 was $11,196.  Both the principal balance of the note and unpaid
accrued interest are due April 15, 2003.                              224,532

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 266,667 shares of the common stock at $1.50 per share.  No warrants have been exercised at
December 31, 2001.  The principal amount of the note may be converted to common stock at $0.375 per share at the noteholder's option as described above.  No principal has been converted to common stock at
December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $3,682.  Total interest accrued on the note at December 31, 2001 was $3,682.  Both the principal balance of the note and unpaid accrued interest
are due June 22, 2003.                                                100,000

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (continued)


Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 1,000,000 shares of the common stock at $1.50 per share.  No warrants have been
exercised at December 31, 2001.  The principal amount of the note may be converted to common stock at $0.20 per share at the
noteholder's option as described above.  No principal has been converted to common stock at December 31, 2001.  The interest on the notes is 7% per year and interest expense in fiscal year 2001 was $2,377.  Total interest accrued on the note at December 31,
2001 was $2,377.  Both the principal balance of the note and
unpaid accrued interest are due October 30, 2003.                    200,000
                                                                     -------
                                                                   2,234,149
         Less discount related to the issuance
           of detachable warrants                                     66,744
                                                                     -------
                                                                   2,167,405
         Less current portion of long-term debt,
           net of discount                                           823,242
                                                                   ---------
                                                                  $1,344,163
                                                                   =========



Annual principal maturities of long-term debt are as follows:
     Year ending  December 31, 2002, net of discount of $11,758   $  823,242
                  December 31, 2003, net of discount of $54,986    1,344,163
                                                                   =========
                                                                  $2,167,405


Discount on long-term debt represents the value of 5 year detachable warrants issued with the debt as described above. The total value of warrants issued or extended in 2001 amounted to $115,698 and is included in additional paid-in capital. Amortization of the discount, charged to interest expense during 2001, amounted to $48,954. The unamortized discount at December 31, 2001 consists of $11,758 related to the current portion of long-term debt and $54,986 related to long-term debt, net of current portion.


NOTE G--STOCKHOLDERS' EQUITY

Stock-based compensation expense under the fair value-based method of accounting would have resulted in pro forma net loss and loss per common share approximating the following amounts:
                              2001                              2000
                    --------------------------       ---------------------------
                    As Reported      Pro Forma       As Reported     Pro Forma
                    -----------     ----------       -----------     -----------
Net loss            $(1,608,775)    $(2,001,123)    $(2,167,035)    $(2,719,342)
                      =========       =========       ==========      ==========
Loss per common share    $(0.37)         $(0.46)         $(0.57)         $(0.72)


PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

The fair value of each option granted during 2001 and 2000, reflecting the basis for the above pro forma disclosures, was determined on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in determining fair value through the model:

                                 2001                            2000
                                 ----                            ----
Expected Life                5-8 years*                      5-8 years*
Risk-free interest rate    4.81%-5.17%*                    5.92%-6.76%*
Expected Volatility                107%                            110%

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

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 253,700 had been exercised at December 31, 2001, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 2001 is as follows:
                                                    Weighted Average
                                               -----------------------------
                        Number Exercise Price  Exercise  Fair Value  Remain-
                    Of Options      Per Share     Price    at Grant ing Life
                    ---------- --------------  --------  ---------- --------
Outstanding at
January 1, 2000        273,250     $.02-$5.50     $1.30                 1.78
                                                                       years
Cancelled               (6,000)         $3.50     $3.50
Exercised              (21,750)    $.02-$1.44      $.35
                       -------      ---------
Outstanding at
December 31, 2000      245,500     $.02-$5.50     $1.34                 0.93
                                                                       years
Cancelled              (12,500)   $3.50-$5.50     $5.10
Exercised             (105,200)    $.02  $.02
                      --------     ----------
Outstanding at
December 31, 2000      127,800     $.50-$3.50     $2.05                 1.38
                                                                       years
                       =======      =========     =====
Exercisable at
December 31, 2001      127,800     $.50-$3.50     $2.05
                       =======      =========     =====
Exercisable at
December 31, 2000      236,800     $.02-$5.50     $1.26
                       =======      =========     =====
Available for Grant
At December 31, 2001    18,500
                       =======
Available for Grant
At December 31, 2000     6,000
                       =======


In 1998, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1998 Stock Option Plan is 250,000 shares. These options, of which a total of 17,375 had been exercised at December 31, 2001, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.


                                                (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the 1998 Stock Option Plan for the two year period ended December 31, 2001 is as follows:
                                                          Weighted Average
                                                         ---------------------
                         Number Exercise Price  Exercise   Fair Value  Remain-
                     Of Options      Per Share     Price     at Grant ing Life
                     ---------- --------------  --------   ---------- --------
Outstanding at
January 1, 2000         246,750    $1.37-$1.87     $1.87                  5.12
                                                                         years
Exercised               (14,125)   $1.50-$2.50     $1.58
Cancelled               (27,375)   $1.50-$2.50     $1.83
                        -------     ----------
Outstanding at
December 31, 2000       205,250    $1.37-$3.19     $1.89                  4.91
                                                                         years
Cancelled               (11,250)   $1.50-$2.50     $1.95
                        -------     ----------
Outstanding at
December 31, 2001       194,000     $1.37-$3.19    $1.88                  3.93
                        =======      ==========     ====                 years

Exercisable at
December 31, 2001       171,000     $1.37-$3.19    $1.87
                        =======     ===========     ====
Exercisable at
December 31, 2000       140,500     $1.37-$3.19    $1.86
                        =======      ==========     ====
Available for Grant at
December 31, 2001       38,625
                        =======
Available for Grant at
December 31, 2000       23,625
                        =======


During 2000 and 2001 the Company issued stock options to directors outside of any formalized plan. The maximum number of shares of stock subject to issuance under this arrangement is 250,000 shares. These options, of which none had been exercised at December 31, 2001, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.





                                        Continued --

NOTES TO FINANCIAL STATEMENTS-CONTINUED
PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

Stock option activity for the directors outside of any formalized plan for the two year period ended December 31, 2001 is as follows:

                                                      Weighted Average
                                                -------------------------------
                          Number Exercise Price  Exercise   Fair Value  Remain-
                      Of Options      per Share     Price     at Grant ing Life
                      ---------- --------------  --------   ---------- --------
Outstanding at
January 1, 2000           53,000    $1.37-$2.50     $1.43               5 years
Granted to Directors      30,000    $2.00-$3.88     $2.38  $1.62-$3.15
                          ------     ----------

Outstanding at
December 31, 2000         83,000    $1.37-$3.88     $1.77                  3.82
                                                                          years
Granted to Directors       2,000          $1.87     $1.87        $1.49
                          ------     ----------      ----
Outstanding at
December 31, 2001         85,000    $1.37-$3.88     $1.78                  2.87
                                                                          years
                          ======     ==========
Exercisable at
December 31, 2001         85,000    $1.37-$3.88     $1.78
                          ======     ==========
Exercisable at
December 31, 2000         83,000    $1.37-$3.88     $1.77
                          ======     ==========
Available For Grant at
December 31, 2001        165,000
                         =======
Available For Grant at
December 31, 2000        167,000
                         =======


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

Stock option and warrant activity for stock options and warrants issued outside a formalized plan for the two year period ended December 31, 2001 is as follows:


                                                            Weighted Average
                                                         -----------------------
                         Number of Exercise Price Exercise  Fair Value   Remain-
                  Options/Warrants      Per Share    Price    at Grant  ing Life
                  ---------------- -------------  --------  ----------  --------
Outstanding at
January 1,2000           1,780,909   $0.68-$4.75     $2.52                  4.34
                                                                           years
Options Granted to
  Officer                   25,000         $3.88     $3.88       $3.15
Warrants Granted of
  Officers                   6,250         $3.00     $3.00       $2.43
Warrants Granted to
  Directors                 46,875         $3.00     $3.00       $2.43
Warrants Granted to
  Stockholders for new
  equity financing         316,666   $2.50-$3.50     $2.50 $2.03-$2.84

Options Exercised           (3,000)        $2.75     $2.75
Warrants Exercised         (52,416)  $0.80-$2.50     $2.10
Warrants Cancelled          (2,584)        $0.80     $0.80
Options Cancelled          (10,000)  $2.75-$3.25     $3.00
                           -------    ----------      ----
Outstanding at
December 31, 2000        2,107,700   $2.19-$3.19     $2.61                  3.79
                                                                           years

                                                        (continued)


PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

                                                            Weighted Average
                                                         -----------------------
                         Number of Exercise Price Exercise  Fair Value   Remain-
                  Options/Warrants      Per Share    Price    at Grant  ing Life
                  ---------------- -------------- --------  ----------  --------
Warrants granted to
  Stockholders for new
  equity financing          86,509   $1.50-$2.50     $1.83 $1.19-$1.99
Warrants granted
  to convertible
  debt holders           3,573,993   $1.00-$1.50     $1.36
Options transferred
from 2000 option plan      100,000         $2.00     $2.00
Options cancelled           (2,000)        $2.75     $2.75
                           -------          ----      ----
Outstanding at
December 31, 2001        5,866,202   $0.68-$4.75     $1.83                  4.12
                                                                           years
                         =========    ==========      ====                 =====
Exercisable at
December 31, 2001        5,839,952   $0.68-$4.75     $1.82
                         =========    ==========      ====
Exercisable at
December 31, 2000        1,704,304   $0.68-$4.75     $2.53
                         =========    ==========      ====

In 2000, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 2000 Stock Option Plan is 1,300,000 shares. These options, of which none had been exercised at December 31, 2001, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.



                                         (continued)

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (continued)

                                                      Weighted Average
                                                -------------------------------
                          Number Exercise Price  Exercise   Fair Value  Remain-
                      Of Options      per Share     Price     at Grant ing Life
                      ---------- --------------  --------   ---------- --------

Outstanding at
January 1, 2000               --             --        --
Options granted
  to Officers            165,000    $2.00-$2.12     $2.02  $1.62-$1.72
Options granted
  to Employees           372,625    $2.00-$4.13     $2.07  $1.62-$3.35
                         -------     ----------      ----   ----------

Options Outstanding
  at December 31, 2000   537,625    $2.00-$4.13     $2.05                   6.39
                                                                           years

Options granted
  to Officers            200,000          $0.68     $0.68        $0.54
Options granted
  to Employees           325,000          $0.68     $0.68        $0.54
Options transferred
  to another plan       (100,000)         $2.00     $2.00
Options cancelled        (18,000)   $2.00-$2.12     $2.05
                         -------     ----------     -----
Outstanding at
December 31, 2001        944,625    $0.68-$3.12     $1.29                   4.85
                                                                           years
                         =======     ==========      ====
Exercisable at
December 31, 2001        349,500    $0.68-$3.12     $1.54
                         =======     ==========      ====
Exercisable at
December 31, 2000        138,625    $2.00-$4.13     $2.05
                         =======     ==========      ====
Available for grant at
December 31, 2001        355,375
                         =======
Available for grant at
December 31, 2000        762,375
                         =======


Subsequent to December 31, 2001, options representing 25,000 shares were granted to an employee at an exercise price of $.02.

PAMET SYSTEMS, INC.

NOTE H-EARNINGS PER SHARE DISCLOSURE

Earnings per share disclosures for the two year period ended December 31, 2001 are as follows:

                                           For the Year Ended December 31, 2001
                                           ------------------------------------
                                                        Weighted-     Per Share
                                         Income    Average Shares        Amount
                                         ------    --------------     ---------

Basic loss per common share
        Income available to common
        stockholders               $(1,608,775)    4,303,950             $(0.37)
                                     ==========    =========              ======

                                            For the Year Ended December 31, 2000
                                            ------------------------------------
                                                        Weighted-      Per Share
                                         Income    Average Shares         Amount
                                         ------    --------------      ---------
Basic loss per common share
        Income available to common
        stockholders               $(2,167,035)         3,778,437        $(0.57)
                                     ==========         =========          ====

NOTE I-INCOME TAXES

During 2001, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $393,000. The cumulative amount of these assets, which is $2,627,000 at December 31, 2001 is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

At December 31, 2001, the Company has federal net operating loss carryforwards of $12,685,000 that expire beginning in the year 2005. Additionally, the Company has Massachusetts net operating losses to carry forward, which expire as follows:

                       Year Ending
                       December 31,             Amount
                       -----------              ------
                          2002                  $   980,000
                          2003                    1,752,000
                          2004                    2,632,000
                          2005                    2,000,000
                          2006                    1,600,000
                                                  ---------
                                                 $8,964,000
                                                  =========


PAMET SYSTEMS, INC.

NOTE J-COMMITMENTS AND CONTINGENCIES

Lease

During 1999, the Company entered into a real estate transaction in which it sold its main operating facility and land to an unaffiliated third party and leased back the property. The lease is being accounted for as an operating lease. The transaction resulted in a gain of approximately $298,000 that the Company has deferred and will recognize as a reduction of rent expense over the term of the lease. The lease agreement is for 7 years through August 2006 with a 5 year renewal option available. The monthly base rent for the first three years is $12,997. For years four through seven the monthly base rent increases to $14,564. For the second through seventh year, rent may be further increased by multiplying the base rent for the preceding year by the percentage increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers, up to a maximum increase of three percent per annum.

Future minimum lease payments are as follows:

                     Year ending
                     December 31,                Amount
                     -----------                -------
                        2002                   $ 165,348
                        2003                     174,765
                        2004                     174,765
                        2005                     174,765
                        2006                     104,291
                                                 -------
                                               $ 793,934
                                                 =======

Employment Contracts

The Company had employment agreements with two key management employees through May 2002 that totaled $273,500 per year.

As of December 31, 2001, the Company had not paid federal and state payroll withholding and employer taxes totaling approximately $126,000 and $36,000, respectively, which relate to the third and fourth quarters of 2001. In addition, the Company has booked penalties totaling $46,000 in accounts payable trade, related to these past due amounts. The Company has a verbal agreement with the IRS which requires the Company to have paid all past due amounts by September 2002.

PAMET SYSTEMS, INC.


NOTE K-SIGNIFICANT CUSTOMERS

Amounts due from three customers represented approximately 40% of total accounts receivable, trade outstanding at December 31, 2001.

Sales to one customer represented approximately 10.6% of total revenues for the year ended December 31, 2000.

NOTE L-MAJOR SUPPLIER

The Company obtained approximately 80% of its merchandise and support services from one supplier in 2001. Management believes that if this supplier ceased providing software, the Company could find alternative suppliers, although there would be a short interruption of this line of business as the new software was integrated with the Company's products.

NOTE M--PROFIT SHARING PLAN

The Company has a qualified contributory profit sharing 401(k) plan. The plan covers all employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The plan also provides for contributions by the Company upon approval of the Board of Directors. During 2001, the Board elected to make no matching contribution. During 2000, the Board elected to make contributions equal to 15% of employee contributions totaling $12,164. The employees' and employer's contributions may not exceed maximum amounts established by the Internal Revenue Code.

NOTE N-RESEARCH AND DEVELOPMENT

Research and development costs in the current year represent costs associated with refining the Microsoft Windows NT computing platform for the Company's current computer applications as well as developing accompanying software support applications for the NT system.

Included in personnel costs is approximately $706,000 relating to personnel who have worked exclusively on the development of the Company's NT computing platform and supporting applications during fiscal year 2001.

PAMET SYSTEMS, INC.


NOTE O - SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company entered into a commercial services contract (the agreement) with a vendor, under which eight of the Company's employees became employees of the vendor and were leased back to the Company. At December 31, 2001, the Company had a $350,000 convertible promissory note outstanding with this vendor and also owed the vendor trade accounts payable of approximately $201,000. The vendor will bill the Company quarterly for the employees who are working exclusively on projects for the Company. In accordance with the agreement, the Company can pay the vendor in cash or in the equivalent value of the Company's common stock. At August 6, 2002, the amount owed to the vendor under this agreement is approximately $195,000. The agreement expires December 31, 2002.

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

                                Class I (Term expires at the 2003
                                Annual meeting of Stockholders)
                                                                     Has been
                                                                   A Director
Director Name           Age     Principal Occupation                    Since

Richard C. Becker       56      Mr. Becker has been Vice President        1991
                                Finance and Administration since June
                                1997, Assistant Clerk since February
                                1991 and Treasurer since May
                                1991. He was Vice President and Chief
                                Operating officer from June 1993 through May 1997.

Bruce J. Rogow          56      Mr. Rogow has been Chairman of the Board  1997
                                since June 1999. He has served as
                                a Gartner Group Fellow since 1992 and
                                executive principal of Rogow Opportunity
                                Capital since 1997.


                                (Class II) (Term expires at the 2004
                                 Annual meeting of Stockholders)

Dr. Stanley J. Robboy   60      Since January 1998, Dr. Robboy has been   1990
                                Vice Chairman of the Department of
                                Pathology at Duke University Medical
                                Center which is in addition to the
                                positions he has held since 1992 as
                                Professor of Pathology, Professor of
                                Obstetrics and Gynecology and Head of
                                the Division of Gynecologic Pathology.

David T. McKay          59      Mr. McKay is managing the Quality         1997
                                assurance program for the Company, He
                                was President and Chief Executive Officer of the Company from June 1997 through March 2002. Previously Mr. McKay served as the Global Systems Manager for Mobil Oil, an oil production company from 1996 to 1997.
                                From 1994 to 1996 he was the Vice President of Information Systems at Moore Corporation, a business supply company.

                               (Class III) (Term expires at the 2005
                                Annual meeting of Stockholders)


Dr. Davinder Sethi      68      Dr. Sethi has been an independent advisor 1998
                                since 1996 and served as a Senior Advisor to Barclays de Zoete Wedd, an investment banking firm, from 1990 until 1996.

Kirke S. Curtis         44      Mr. Curtis is President and CEO since     2002
                                April 2002. Previously Mr. Curtis was
                                a management Consultant from Nov 2001
                                to March 2002. Mr. Curtis was President
                                and COO of Media Map Corporation an
                                information technology company
                                in the public relations market from
                                Jan 1999 to October 2002. From 1994 to
                                Oct 2001 Mr. Curtis was Chief Operating
                                Officer.





                          Beneficial Ownership Reporting Compliance

         The Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its other executive officers and directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them except that: David T. McKay was late in filing one Form 4; Bruce J. Rogow was late in filing one Form 4; Richard C. Becker was late in filing 2 Form 4's (each such filing related to one transaction); and Stanley J. Robboy was late in filing two Form 4's.

Item 10  Executive Compensation


                           SUMMARY COMPENSATION TABLE
	                           Annual Compensation	           Long Term
		                                                   Compensation

	                                                Securities    Under-
Name and Principal      	Year	Salary	             Bonus    lying
                                                                      Options
Position		                $	           $          #

David T. McKay	                2001	160,000	            - -       150,000
President and Chief	        2000	160,000	           16,600     100,000
Executive Officer	        1999	160,000	           20,000      76,500
		                1998	160,000	            9,334      50,000


                            EMPLOYMENT AGREEMENTS


	The Company entered into an Employment Agreement dated September 1997 employing David T. McKay as President and Chief Executive Officer of the Company for a two year term. The employment agreement automatically extends for an additional two years provided that neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term or any extensions thereof. Mr. McKay is entitled to receive a base salary of $160,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. An amendment to the contract was signed on May 31, 2001 extending the contract to May 31, 2002. Pursuant to the amendment Mr. McKay's base salary was increased to $180,000 per year and was granted a guarantee equal to 50% of his salary as a bonus. The increase in salary as well as the bonus amounts for the 2000 and 2001 periods have not be paid to-date. Under the agreement Mr. McKay was granted options to purchase 150,000 shares of Common Stock under the Company's 2000 Stock Option Plan.

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

	Mr. McKay gave notice of non renewal of his employment agreement in February of 2002. He remains on the Company's Board of Directors and is currently working within the company and is responsible for quality assurance.

                     Stock Options Grants in Last Fiscal Year

	                                                      Potential Realized
		  Number of	 % of Total	                Value at Assumed

		 Securities         Options	                 Annual Rates of
		 Underlying	 Granted to	                     Stock Price
		    Options    Employees in  Exercise  Expir-	    Appreciation
		    Granted	Fiscal year	Price	ation	 for Option Term
Name	               (#)	     (%)       ($/sh)	 Date	 5%	  10%(1)

David T. McKay	  150,000	 28.6%	        .68    4/25/11 $125,780 $318,740

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

	In November 1998, the Company implemented a new compensation program for non-employee directors. Under the new system directors who are not officers of the Company who were nominated and elected after November 1998 will be granted a non-qualified stock option to purchase 45,000 shares of Common Stock. The vesting of the grant is over three years. In addition these directors are entitled to receive an annual stipend of $6,000 for serving on the Board of Directors and its committees and reimbursement for out of pocket expenses in connection with their attendance at directors meetings. It is expected that directors will be able to elect to receive their annual cash stipend in the form of the Common Stock.

	In April 2000, the Company adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Plan"). Under the Plan, upon each election to the Board of Directors by the stockholders (generally every three years), each non-employee director who is not a beneficial owner (as defined pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 3% of the outstanding shares will be granted a non-qualified stock option to purchase 45,000 shares of Common Stock. Newly nominated non-employee directors who do not own more than 3% of the outstanding shares and who have not yet been elected by the stockholders will be granted a non-qualified stock option to purchase 15,000 shares of Common Stock upon each annual meeting until first elected by the stockholders as provided above. If the non-employee director is the beneficial owner of more than 3% of the outstanding shares, upon election to the Board of Directors by the stockholders, each such non-employee director will be granted a non-qualified stock option to purchase 24,000 shares of Common Stock. Newly nominated non-employee directors who own more than 3% of the outstanding shares and who have not yet been elected by the stockholders will be granted a non-qualified stock option to purchase 8,000 shares of Common Stock upon each annual meeting until elected by the stockholders as provided above. The vesting of each grant is three years. In addition, non-employee directors are entitled to receive an annual stipend of $6,000 for serving on the Board of Directors and its committees and reimbursement for out of pocket expenses in connection with their attendance at meetings.



Item 11. Security Ownership of Certain Beneficial Owners and Management

       The following table provides information regarding beneficial ownership as of August 13, 2002 of the Company's Common Stock as to (i) each director of the Company, (ii) each of the Executive Officers, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and (iv) all directors and executive officers as a group. The information set forth below as to nominees, directors, and officers has been furnished to the Company by such nominee, officer or director.

		                                             Percent of Common
Name and Address of                  Amount and Nature of    Stock (if over 1%)
Beneficial Owner                     Beneficial Ownership   Owned Beneficially
Bruce J. Rogow                               1,618,491(1)        29.7%
Winnie R. Rogow
220 Ocean Avenue
Marblehead, MA 01945

David T. McKay                                 456,500(2)         9.3%
1000 Main Street
Acton, MA  01720

Richard C. Becker                              247,625(3)         5.4%

Dr. Stanley J. Robboy                        1,707,985(4)        29.2%
104 Donegal Drive
Chapel Hill, NC  27517

Dr. Davinder Sethi                              48,208(5)         1.1%

BSI SA                                       1,116,668(6)        20.2%
Via Magatti 2
6900 Lugano
Switzerland

William J. Bell 1993 Trust                     544,826(7)        11.6%
10539 Bellagio Road
Los Angeles, CA  90077

West Country Partners                        7,721,336(8)        65.1%
1917 Brittany Park
Camarillo, CA  93012


All directors and executive                  3,892,807(9)        51.6%
officers as a group (5 people)



 (1) As reported on an Amendment No.3 to the Schedule 13D filed with the Securities and Exchange Commission on January 6, 1999, filed by Bruce J. Rogow and Winnie R. Rogow relating to the beneficial ownership of (i) 5,000 shares of Common Stock held by Mr. Rogow's 401(k) account, (ii) 20,000 shares held by Mr. Rogow's retirement money purchase account, (iii) 62,000 shares of Common Stock held jointly, (iv) 325,000 shares of Common Stock held by Rogow Opportunity Capital, LLC, a Massachusetts limited liability company ("Rogow Opportunity")of which Mr. and Mrs. Rogow are the sole members, (v) warrants held by Rogow Opportunity exercisable at any time or from time to time prior to March 2, 2003, to purchase up to 31,250 shares of Common Stock at an exercise price of $4.25 per share, (vi) warrants exercisable prior to November 5, 2003, to purchase 120,000 shares of Common Stock at an exercise price of $2.50 per share, (vii) warrants exercisable prior to July 13, 2009, to purchase 68,000 shares of Common Stock at an exercise price of $2.50 per share, and (viii) warrants exercisable prior to September 28, 2009, to purchase 10,000 shares of Common Stock at an exercise price of $3.19 per share, (ix) warrants exercisable prior to June 12, 2010, to purchase 34,375 shares of Common Stock at an exercise price of $3.00 per share, (x)warrants exercisable prior to July 9, 2010, to purchase 24,000 shares of Common Stock at an exercise price of $2.00 per share, (xi) 4,000 shares issuable upon the exercise of 2 grants of currently exercisable director options at prices ranging $1.56 to $3.88, (xii)328,985 Shares of Common Stock issuable upon the conversion of a $224,532 note convertible until April 16, 2003 at a conversion price of $.6825 per share, (xiii) 328,985 shares issuable upon the exercise of warrants exercisable prior to April 15, 2006 at an exercise price of $1.50 per share, (xiv) 25,000 Shares of Common Stock issuable upon the conversion of a $5,000 note convertible until March 31, 2004 at a conversion price of $.20 per share, (xv) 25,000 shares issuable upon the exercise of warrants exercisable prior to March 31, 2007 at an exercise price of $1.00 per share.

(2) Includes 451,500 shares issuable upon the exercise of currently exercisable options.

(3) Includes 183,625 shares issuable upon the exercise of currently exercisable options.

(4) As reported on the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000 and updated based on Company records filed by Stanley J. Robboy relating to the beneficial ownership of (i) 444,637 shares of which 307,591 were shares of Common Stock held by Mr. Robboy and 151,546 were shares issuable upon the exercise of currently exercisable options, (ii) 12,000 exercisable options gifted on May 1, 2000 to his children, Elizabeth and Caroline Robboy, (iii) 12,500 shares issuable upon the exercise of options prior to June 13, 2000 at a conversion price of $3.00 per share, (iv) 2,000 shares issuable upon the exercise of options prior to December 31, 2011 at a conversion price of $1.87 per share, (v) 431,673 shares of Common Stock issuable upon the conversion of a $294,617 note convertible until April 16, 2003 at a conversion price of$.6825 per share, (vi) 431,673 shares issuable upon the exercise of warrants exercisable prior to April 15; 2000 at an exercise price of $1.50 per share, (vii) 100,000 shares of Common Stock issuable upon the conversion of a $20,000 note convertible until March. 31, 2004 at a conversion price of $.20 per share, (viii) 100,000 shares issuable upon the exercise of warrants exercisable prior to March 30,2007 at an exercise price of.$ 1.00 per share.
(ix) 100,000 shares of Common Stock issuable upon the conversion of a $20,000 note convertible until April 10, 2004 at a conversion price of $.20 per share,
(x) 100,000 shares issuable upon the exercise of warrants exercisable prior to April 10, 2007 at an exercise price of $1.00 per share.

(5) Includes 45,000 share issuable upon the exercise of currently exercisable options.

(6) Includes (i)150,000 shares of Common Stock issuable upon conversion of a $375,000 note convertible until May 14, 2001 at a conversion price of $2.50 per share, (ii)150,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $2.50 per share, (iii)175,000 shares issuable upon the exercise of warrants exercisable prior to December 3, 2004 at an exercise price of $2.50 per share, (iv)66,667 shares issuable upon the exercise of warrants exercisable prior to April 11, 2005 at an exercise price of $3.50 per share, (v)266,667 shares of Common Stock issuable upon conversion of a $100,000 note convertible until March 30, 2003 at a conversion price of $.375 per share, and (vi)266,667 shares issuable upon the exercise of warrants exercisable prior to March 30, 2006 at an exercise price of $1.50 per share.

(7) Includes (i)172,413 shares issuable upon the exercise of warrants exercisable prior to November 12, 2003 at an exercise price of $1.45 per share, and (ii) 100,000 shares issuable upon the exercise of warrants exercisable prior to February 4, 2004 at an exercise price of $2.50 per share.

(8) Includes (i)14,000 shares of Common Stock issuable upon conversion of a $35,000 note convertible until May 15, 2001 at a conversion price of $2.50 per share, (ii) 14,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $2.50 per share, (iii)50,000 shares issuable upon the exercise of warrants exercisable prior to November 18, 2004 at an exercise price of $2.50 per share, (iv)50,000 shares issuable upon the exercise of warrants exercisable prior to March 29, 2005 at an exercise price of $3.50 per share, (v)100,000 shares issuable upon the exercise of warrants exercisable prior to August 30, 2005 at an exercise price of $2.50 per share, (vi)100,000 shares issuable upon the exercise of warrants exercisable prior to November 5, 2005 at an exercise price of $2.50 per share, (vii) 666,667 shares of Common Stock issuable upon conversion of a $250,000 note convertible until March 25, 2003 at a conversion price of $.375 per share, (viii) 666,667 shares issuable upon the exercise of warrants exercisable prior to March 25, 2006 at an exercise price of $1.50 per share. (ix) 266,667 shares of Common Stock issuable upon conversion of a $100,000 note convertible until April 13, 2003 at a conversion price of $.375 per share, (x) 266,667 shares issuable upon the exercise of warrants exercisable prior to April 13, 2006 at an exercise price of $1.50 per share. (xi) 266,667 shares of Common Stock issuable upon conversion of a $100,000 note convertible until June 23, 2003 at a conversion price of $.375 per share, (xii) 266,667 shares issuable upon the exercise of warrants exercisable prior to June 23, 2006 at an exercise price of $1.50 per share. (xiii) 346,667 shares of Common Stock issuable upon conversion of a $130,000 note convertible until September 1, 2003 at a conversion price of $.375 per share, (xiv) 346,667 shares issuable upon the exercise of warrants exercisable prior to September 1, 2006 at an exercise price of $1.50 per share.
(xv) 1,000,000 shares of Common Stock issuable upon conversion of a $200,000 note convertible until October 30, 2003 at a conversion price of $.20 per share,
(xvi) 1,000,000 shares issuable upon the exercise of warrants exercisable prior to October 30, 2006 at an exercise price of $1.00 per share. (xvii) 1,000,000 shares of Common Stock issuable upon conversion of a $200,000 note convertible until April 15, 2004 at a conversion price of $.20 per share, (xviii) 1,000,000 shares issuable upon the exercise of warrants exercisable prior to April 15, 2007 at an exercise price of $1.00 per share.


(9) Includes 3,107,112 shares issuable upon the exercise of currently exercisable options and warrants held by all directors and officers of the Company as a group.



                                  CERTAIN TRANSACTIONS


 	On May 14, 1999, the Company entered into an agreement with BSI SA, a financial institution in Lugano Switzerland pursuant to which on March 31, 2001, BSI SA loaned the Company $100,000 and was given a convertible promissory note. The note is convertible until March 30, 2003 into 266,667 shares of Common Stock at a price of $.375 per share. In connection with the note, BSI SA was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share.

	On May 16, 1999, the Company entered into an agreement with West Country Partners, a California limited partnership of which James S. Schmitt is the General Partner pursuant to which on March 26, 2001 West Country Partners loaned the Company $250,000 and was given a convertible promissory note. The note is convertible until March 25, 2003 into 666,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 666,667 shares of Common Stock at a price of $1.50 per share. On April 13, 2001 West Country Partners loaned the Company $100,000 and was given a convertible promissory note. The note is convertible until April 13, 2003 into 266,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share. On June 23, 2001 West Country Partners loaned the Company $100,000 and was given a convertible promissory note. The note is convertible until June 23, 2003 into 266,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share. On September 1, 2001 West Country Partners loaned the Company $130,000 and was given a convertible promissory note. The note is convertible until September 1, 2003 into 346,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 346,667 shares of Common Stock at a price of $1.50 per share. On October 31, 2001 West Country Partners loaned the Company $200,000 and was given a convertible promissory note. The note is convertible until October 31, 2003 into 1,000,000 shares of Common Stock at a price of $.20 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 1,000,000 shares of Common Stock at a price of $1.00 per share.

	On April 13, 2001, Dr Stanley J. Robboy converted his line of credit
into a convertible Promissory Note.   The convertible note was for $294,617.18.
The note is convertible into 431,674 shares on Common Stock at a price of $.6825 per share. In connection with the note, Dr. Robboy was granted a five year warrant to purchase 431,674 shares of Common Stock at a price of $1.50 per share.

	On April 13, 2001, Rogow Opportunity Capital converted its line of
credit into a convertible Promissory Note.   The convertible note was for
$224,532.19. The note is convertible into 328,985 shares on Common Stock at a price of $.6825 per share. In connection with the note, Rogow Opportunity Capital was granted a five year warrant to purchase 328,985 shares of Common Stock at a price of $1.50 per share.

Item 13.	Exhibits. Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

3.1.1 Restated and Amended Articles of Organization (filed by reference to
Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989).
4.1 Specimen Common Stock Certificate (filed by reference to Exhibit 4.2 to Registration Statement No. 33-36989).
4.2 Warrant issued to Rogow Opportunity Capital dated March 2, 1998 (filed by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended March 31, 1998).
4.3 Convertible Note issued to Rogow Opportunity Capital LLC dated November 6, 1998.
4.4 Warrant issued to Rogow Opportunity Capital LLC dated November 6, 1998.
4.5 Convertible Note issued to Robboy Associates LLC dated November 6, 1998.
4.6 Warrant issued to Robboy Associates LLC dated November 6, 1998.
4.7 Convertible Note issued to William James Bell 1993 Trust dated November 13, 1998.
4.8 Warrant issued to William James Bell 1993 Trust dated November 13, 1998.
4.9 Convertible Note issued to Gene Raphalean dated December 8, 1998.
4.10 Warrant issued to Gene Raphalean dated December 8, 1998.
4.11 Convertible Note issued to Donald M. Liddell, Jr. dated December 10, 1998.
4.12 Warrant issued to Donald M. Liddell, Jr. dated December 10, 1998.
4.13 Convertible Note issued to Joseph Terrence Waters dated December 14, 1998.
4.14 Warrant issued to Joseph Terrence Waters dated December 14, 1998.
4.15 Convertible Note issued to William James Bell 1993 Trust dated February 8, 1999.
4.16 Warrant issued to William James Bell 1993 Trust dated February 8, 1999.
4.17 Convertible Note issued to Stephen Wilder dated January 22, 1999.
4.18 Warrant issued to Stephen Wilder dated January 22, 1999.
4.19 Convertible Note issued to West Country Partners dated May 10, 1999.
4.20 Warrant issued to West Country Partners dated May 10, 1999.
4.21 Convertible Note issued to BSI SA dated May 14, 1999.
4.22 Warrant issued to BSI SA dated May 14, 1999.
4.23 Warrant issued to West Country Partners dated November 19, 1999.
4.24 Warrant issued to BSI SA dated November 29, 1999.
4.25 Warrant issued to Leonardo Capital fund dated December 14, 1999.
4.26 Warrant issued to West Country Partners dated March 29, 2000
4.27 Warrant issued to BSI SA dated April 11, 2000
4.28 Warrant issued to West  Country Partners dated August 31, 2000
4.29 Warrant issued to West County Partners dated November 6, 2000
10.1 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989).
10.2 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819).
10.3 Form of Employment agreement between the Registrant and David T. McKay (Filed by reference to Exhibit 10.14 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.4 Form of Employment agreement between the Registrant and Richard C. Becker (Filed by reference to Exhibit 10.15 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.5 1998 Stock Option Plan (Filed by reference in the 1998 Proxy Statement dated May 14, 1998).
10.6 2000 Stock Option Plan (Filed by reference in the 2000 Proxy Statement dated June 13, 2000).
10.12 Silicon Valley Financial Services Accounts Receivable Purchase Agreement dated April 14, 1998 (Filed by reference to Exhibit 10 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998).
23    Consent of Carlin, Charron & Rosen LLP
99.1  CEO Certification
99.2  CFO Certification


(b) Reports on Form 8-K
	none

                                SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		                 PAMET SYSTEMS, INC.
		                 (Registrant)

		              By BRUCE J. ROGOW
		              Name:    Bruce J. Rogow
 		              Title:      Chairman


Date September 20, 2002

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name 	            Title	                        Date

BRUCE J. ROGOW              ________________________
Bruce J. Rogow              Chairman of the Board           September 20, 2002

KIRKE S. CURTIS             ________________________
Kirke S. Curtis             President and Chief Executive   September 20, 2002
                            Officer

DAVID T. MCKAY              ________________________
David T. McKay              Director                        September 20, 2002


RICHARD C. BECKER           ________________________
Richard C. Becker           Vice President, Finance         September 20, 2002
                            And Administration,
                            Treasurer, and Director
                           (Principal Financial and
                            Accounting Officer)

STANLEY J. ROBBOY, M.D.     ________________________
Stanley J. Robboy, M.D.     Director                        September 20, 2002


DAVINDER SETHI              ________________________
Davinder Sethi              Director                        September 20, 2002

Exhibit 23



Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-41029) pertaining to the Pamet Systems, Inc. 1990 Stock Option Plan of our report dated August 6, 2002, with respect to the financial statements of Pamet Systems, Inc. included in its Annual Report (Form 10-KSB) for the year ended December 31, 2001, filed with Securities and Exchange Commission.




	Carlin, Charron & Rosen LLP



Worcester, Massachusetts
August 6, 2002

Exhibit 99.1  CEO Certification




                                             December 17, 2002



I, Kirke S. Curtis as President and CEO of Pamet Systems, Inc. , certify that

1. I have reviewed this Annual report on Form 10-KSB of Pamet Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of December 31, 2002, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others during the period in which this annual report is being prepared
   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors an material weakness in internal controls; and
   b. any fraud, whether or not material, that involves mangement or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 17, 2002
KIRKE S. CURTIS
President and CEO


Pamet Systems, Inc   1000 Main Street    Acton, MA  01720      978-263-2060

Exhibit 99.2  CFO Certification




                                             December 17, 2002



I, Richard C. Becker as member of the Board of Directors of Pamet Systems and as the former Vice President of Pamet Systems, Inc., certify that:

1. I have reviewed this Annual report on Form 10-KSB of Pamet Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of December 31, 2002, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others during the period in which this annual report is being prepared
   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors an material weakness in internal controls; and
   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 17, 2002
RICHARD C. BECKER
BOD Member and Former Vice President


Pamet Systems, Inc   1000 Main Street    Acton, MA  01720      978-263-2060