Form 10-Q
period 2002-03-31
PAMET SYSTEMS INC
filed 2003-03-03
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        ______________________________

                                 FORM 10-QSB

  Mark one

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended March 31, 2002

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
                                                 Yes         No    X
                                                      -----      -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

         Title of each class                    Number of share outstanding
         -------------------                    ---------------------------
            Common stock                                4,437,976
          ($.01 par value)

Transitional Small Business Disclosure Format
     YES         NO   X
         ------     ------

                               PAMET SYSTEMS, INC.

                         FORM 10-QSB TABLE OF CONTENTS



Part I - Financial Information

  Item 1 - Financial Statements

        Condensed Balance Sheets
        March 31, 2002 and December 31, 2001

        Condensed Statements of Operations
        for the quarters ended March 31, 2002
        and 2001

        Condensed Statement of Cash Flows
        for the three months ended March 31,
        2002 and 2001

  Item 2 - Management's Discussion and Analysis of
           Financial Condition or Plan of Operations


Part II - Other Information

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of
           Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

  Signature(s)

  Certifications

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                            March 31,  December 31,
                                                       2002        2001
                                                    ---------  ------------
                                                        (unaudited)
CURRENT ASSETS
   Cash                                              $  3,291     $  3,537
   Accounts receivable, net of allowance for
      doubtful accounts of $170,000
      and factored receivables of $46,000 and
      $33,500, respectively                           128,151      442,803
   Accounts Receivable, factored                        8,165        6,700
   Inventory, net of reserve of $10,662                 6,198        4,079
   Prepaid expenses and other current assets           80,098      128,438
                                                      -------      -------
       TOTAL CURRENT ASSETS                           225,903      585,557

PROPERTY AND EQUIPMENT, net                            53,238       61,602
DEPOSITS                                               82,145       82,145
                                                      -------      -------
       TOTAL ASSETS                                  $361,286     $729,304
                                                      =======      =======
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt,
    net of discount                                  $829,083     $823,242
   Notes payable to related parties                    47,500       25,000
   Accounts payable, trade                            991,050      922,042
   Accounts payable, related parties                   46,186       41,915
   Current portion of accrued interest payable
    on long-term debt                                 258,494      235,388
   Current portion of deferred gain on sale of
    land and building                                  42,614       42,614
   Accrued expenses                                   945,280      872,884
   Deferred software maintenance revenue and
    unearned revenue                                  448,996      677,028
                                                    ---------    ---------
       TOTAL CURRENT LIABILITIES                    3,609,203    3,640,113

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                             81,885       57,735
DEFERRED GAIN on sale of land and building,
    net of current portion                            142,620      153,274
LONG TERM DEBT, net current portion and discount    1,358,513    1,344,163
                                                    ---------    ---------
       TOTAL LIABILITIES                            5,192,221    5,195,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued                         --           --
   Common Stock, $.01 par value, 30,000,000
    shares authorized; issued and outstanding
    4,437,976 shares at March 31, 2002 and
    December 31, 2001                                  44,380       44,380
   Additional paid-in Capital                       8,673,496    8.673,496
   Accumulated deficit                            (13,548,811) (13,183,857)
                                                   ----------    ---------
       TOTAL STOCKHOLDERS DEFICIT                  (4,830,935)  (4,465,981)
                                                   ----------   ----------
       TOTAL LIABILITIES AND
       STOCKHOLDERS DEFICIT                          $361,286     $729,304
                                                      =======      =======

          See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Operations
  (Unaudited)


                                    Three Months Ended
                                         March 31
                                    ------------------

                                      2002       2001

Net sales                         $407,364   $242,329
Cost of product                     54,825     41,305
                                   -------    -------
                                   352,539    201,024

Operating expenses:
   Personnel costs                 482,635    520,739
   Rent, utilities and telephone    47,545     54,826
   Travel and entertainment         18,080     28,634
   Professional fees                19,682     48,429
   Depreciation and Amortization     8,364     28,355
   Research and Development          1,842     84,731
   Other operating expenses         65,482     47,404
                                   -------   --------

Total operating expenses           643,630    813,118

                                   -------  ---------

Income (loss) from operations     (291,091)  (612,094)

Interest Income (expense), Net     (73,863)   (50,067)


Net Income (loss)                 (364,954)  (662,161)
                                   =======    =======

Earnings (loss) per weighted
   average common share              $(.08)     $(.16)
                                       ===        ===

Weighted average shares used
   in computing earnings per
   share                         4,437,976   4,130,715


          See accompanying "Notes to Financial Statements (unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                 Three Months Ended
                                         March 31, 2002      March 31, 2001
                                         --------------      --------------



Net (loss)                                    $(364,954)         $(662,161)

Adjustments to reconcile net
   loss to net cash used for
   operating activities:
  Deferred gain on sale of land and building    (10,654)           (10,654)
  Depreciation and amortization                   8,364             28,355
  Amortization of discount on long-term debt     15,191                 --

Changes in operating assets and liabilities:
  Accounts receivable, trade                    314,652             99,891
  Accounts receivable, factored                  (1,465)              (732)
  Inventory                                      (2,119)            (1,203)
  Prepaid expenses and other current assets      48,340             52,576
  Deposits                                           --              4,190
  Due to factor                                      --             42,849
  Accounts payable, trade                        69,008             54,782
  Accounts payable,related parties                4,271              6,079
  Accrued expenses                               72,396             55,273
  Accrued interest payable on long-term debt     47,256             22,648
  Deferred software maintenance revenue and
    unearned support revenue                   (228,032)          (154,564)
                                                -------            -------
      Net cash (used for) operating activities  (27,746)          (462,671)
                                                -------            -------

Investing Activities

  Expenditures for property and equipment            --             (2,904)
                                                 ------             ------
      Net cash (used for) investing activities       --             (2,904)
                                                 ------             ------

                          (continued on following page)

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Statements of Cash Flows
  (Unaudited)

                                                Three Months Ended
                                           March 31, 2002   March 31, 2001
                                           --------------   --------------

Financing activities:

  Proceeds from long-term debt-convertible
    promissory notes                               5,000          350,000
  Proceeds from related party notes               47,500           70,000
  Payment of related party notes                 (25,000)              --
  Issuance of capital stock                           --          101,025
                                                --------          -------

      Net cash provided by financing
       activities                                 27,500          521,025
                                                 -------          -------

  Net increase/(decrease) in cash                   (246)          55,450
  Cash at beginning of period                      3,537            1,507
                                                  ------          -------
  Cash at end of period                            3,291           56,957
                                                  ======          =======



Supplemental disclosures of cash
    flows information:

    Cash paid for interest:                     $14,236           $15,623






          See accompanying "Notes to Financial Statements (Unaudited)"

                            PAMET SYSTEMS, INC.
                  Notes to Condensed Financial Statements
                                (Unaudited)

Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, the results of operations and cash flows for the three-month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the three months ended March 31, 2002 are not necessarily indicative of the results of operations which may be expected for the entire year.

Note (2) Nature of Operations

Pamet Systems, Inc. (the "Company"), a Massachusetts corporation, was formed in November 1987 to engage in the business of designing , developing, installing and servicing computer software systems for the municipal market throughout the United States, principally in the area of public safety. Credit is granted to certain customers, most of which are municipalities. The Company generally does not require collateral.

Management believes that its level of backlog and its anticipated sales, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2002.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows computing platform applications. Subsequent to the current period, the Company received $245,000 through the issuance of long-term convertible promissory notes to three investors with an interest rate of 7%, secured a new $1,000,000 receivables financing credit facility and entered into a Commercial Services Agreement with a vendor pursuant to which eight of the Company's employees became employees of the vendor and were leased back to the Company. Under the agreement, the vendor will bill the Company quarterly for the employees who are working exclusively on projects for the Company and will be repaid in common stock or cash, at management's discretion. The Company also received $260,000 through the issuance of senior long-term convertible promissory notes to this vendor with an interest rate of 7% and renegotiated the Commercial Services Agreement extending its term to July 31, 2003 while changing repayment options for services provided before October 1, 2002 to cash or Company stock at the vendor's option and to a senior convertible note for services provided on or after October 1, 2002, and is presently negotiating to extend all the Company's existing convertible promissory notes due in 2002 and 2003 to September 30, 2005. The renegotiated Commercial Services Agreement calls for extending 95% of all existing notes maturing in 2002 and 2003. The Board members are willing to seek additional funding, as needed. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available, when needed or on commercially acceptable terms, or that the Company's marketing efforts will be successful.

Note (3) Mortgage and Subsequent Sale and Lease Back of Corporate Training,
         Development and Headquarters Facility

On August 6, 1999 the Company sold it headquarters to Area Realty, LLC for $1,150,000 and signed a lease back agreement with the buyer for 7 years. As part of the lease back agreement with the buyer of the facility, the Company was required to place $80,000 on deposit with the buyer. The sale of the building resulted in a gain of approximately $298,000 that the Company deferred and is recognizing as a reduction to rent expense over the term of the lease.


Note (4) Loss Per Common Share

In 2002 and 2001, loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted per share computations are not presented since the effect would be antidilutive.


Note (5) Stock-based compensation

The Company measures compensation expense relative to employee stock-based compensation plans using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". However, the Company will disclose, on an annual basis, the pro forma amounts of net income and earnings per share as though the fair value-based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", had been applied. See the Stockholders' Equity Note for these disclosures in the Company's annual financial statements included in Form 10-KSB.

Item 2
             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Results of Operations


Overview


Pamet Systems, Inc. (the "Company" or "Pamet Systems"), founded in 1987, designs and implements broad-based information technology solutions for public safety agencies enabling them to realize cost efficiencies and provide better service to the public. The foundation of the Company's fully integrated suite of products is composed of three components: PoliceServer, FireServer, and CADServer. The Company also offers several companion products including Imaging, Mobile Access and Advanced Reporting that are integrated with the police and fire records management and computer-aided dispatch modules. Pamet Systems total systems approach to public safety software allows the agency to enter information once and have it available throughout the product suite. The Company's revenues consist primarily of sales of these software applications, the associated hardware and systems integration, and support and update service fees.

The Company's revenues for the 3 month period ended March 31, 2002(the 2002 period) increased 68.1% to $407,364 from $242,329 for the 3 month period ended March 31, 2001 (the 2001 period). Although the Company generally experiences a slower first quarter due to the reduced availability of municipal funds in the Northeast where the fiscal year begins on July 1 and the Company does the largest amount of its business, revenues in the first quarter of 2002 were bolstered by new system sales in New York and Minnesota and migrations to the Windows product suite by the VMS customer base. In addition, customer support revenues increased as a result of the larger customer base and the higher rates charged for support on the Windows suite of products. However, the economic downturn that the Company began to feel in the second half of 2000 has continued throughout 2001 and 2002. Management believes that public safety agencies will continue to have difficulty securing municipal funds to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilize and improve.

As a result of the current economic and market conditions, the Company refocused early in 2002 and made changes subsequent to the end of the 2002 period to address these issues. The initial release of the Windows-based product late in 1999 failed to generate strong market acceptance due to a lack of robustness and functionality. The Company has focused a great deal of its resources on product enhancements and improvements since the initial release in 1999, and in 2002 the product suite finally realized its original promise, gaining acceptance from the Company's legacy customers as well as new customers. Recent releases improve the product's ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for our police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NFIRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. This newly competitive product line has allowed the Company to accelerate the rate of legacy product migrations which increased revenues and improved Pamet's reputation in the user community.

While the suite of products will continue to be enhanced and maintained, the resources required to do so are substantially less than those needed to create the product initially. In keeping with the general shift from product creation to product enhancement and sales and marketing, the Company's Board of Directors decided early in 2002 to bring in a new CEO experienced in growing small technology companies. The new CEO came on board during the second quarter of 2002 and has initially focused on reducing expenses and increasing revenues, while realigning resources to support a more aggressive sales and marketing program. During 2002, the new CEO worked to stabilize the Company's financial picture and is currently negotiating to extend and restructure the long-term debt while improving cash flow with a new $1,000,000 receivables financing credit facility. Also in the second quarter of 2002, the company entered into a commercial services contract with a vendor under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor will invoice the Company quarterly for the cost of the employees who are working on projects exclusively for the Company. The amounts due to the vendor under the contract will be settled in Pamet Systems common stock or cash, at the vendor's option, for serviced provided prior to October 1, 2002 and by a senior convertible note for services provided from October 1, 2002 to July 31, 2003. Terms of the renegotiated commercial services contract call for extension of 95% of the Company's existing convertible promissory notes that mature in 2002 and 2003. In addition to the value of the commercial services contract which has been renegotiated and extended through July 31, 2003, the Company received an additional $260,000 from the vendor in return for a senior, long-term convertible promissory note of like principal amount.

At the beginning of the third quarter of 2002, the Company reorganized its Sales Department to more effectively pursue and close business in states where it has existing reference accounts. In those states it is putting particular emphasis on its competitive strengths including joint police/fire dispatch, multi-position dispatch, and comprehensive reporting. The Company has also broadened the focus of its sales and marketing efforts to reach new market segments. Pamet Systems is actively marketing to larger, more technologically demanding agencies, as well as packaging and aggressively pricing the product to meet the needs of smaller agencies. Management believes a significant market opportunity exists for its suite of products as these efforts have resulted in a growing pipeline of active prospects which includes prospective customers who have seen a product demonstration, have expressed interest in the product, and expect to have funding available. No assurance, however, can be given that such prospective customers will actually purchase the products.

Management believes the Company's product development effort during the past five years positions the Company to expand its business as more and more prospective customers retire legacy systems (e.g., ones built on MS-DOS, IBM AS/400, DEC VAX/Alpha, etc.). Management also believes that it is possible that grant programs will be announced as Homeland Security funding expands to encompass the technology needs of first responders. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime prevention in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support management's belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application. Nevertheless, there can be no assurance that the Company will benefit from or be able to take advantage of these benefits.


Despite additional funding, the commercial services contract, and cost cutting measures, the Company is continuing to face a shortage of working capital. There are no assurances that the Company will be successful in its future fundraising program, in light of, among other things, the state of the financial markets and the Company's historical financial performance. Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under capitalization and the fact that its primary market is the government sector, which is characterized by long lead times.


Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001


Net sales in the 2002 period increased 68.1% or $165,035 to $407,364 from $242,329 for the 2001 period. The revenues for the 2001 period were comprised almost entirely of software support revenues as compared to 2002 sales which included one new PoliceServer system, one Advanced Reporting system, add-on mobile units and the revenues from several customer migrations in addition to support revenues. Support revenues increased 18.6% to $273,707 for the 2002 period from $230,693 for the 2001 period reflecting the increase in the customer base from the 2001 period and the increased rates billed for Windows support. The contribution from support should continue to increase in future periods as new customers, as well as those existing customers that migrate to the Windows product, will be charged higher support fees. Current customers who migrate to the Windows product previously paid 14% of the original VMS purchase price, but will now typically pay 19% of the current list price for the new Windows products at the time of conversion.
Cost of product increased 32.7% or $13,520 to $54,825 for the 2002 period from $41,305 for the 2001 period. The resulting increase in gross margin from 83.0% in the 2001 period to 86.5% in the 2002 period can be attributed to the consistently high margins delivered by support revenues being bolstered by software only system sales and customer migration revenues.

Operating expenses decreased $169,488 or 20.8% to $643,630 for the 2002 period from $813,118 for the 2001 period primarily due to decreases in personnel spending, external research and development costs and professional fees. Personnel costs decreased 7.3% to $482,635 for the 2002 period from $520,739 for the 2001 period. The decrease in personnel spending is due to attrition, retirement and the elimination of all bonus accruals except those specified in employment contracts or Board resolutions. Rent, utilities and telephone decreased 13.3% to $47,545 for the 2002 period from $54,826 for the 2001 period due primarily to decreases in rent expense due to the move of the Florida office to smaller quarters. Travel and entertainment expenses decreased $10,554 or 36.9% to $18,090 for the 2002 period from $28,634 for the 2001 period reflecting reductions in all areas. Due to cash constraints, non-essential travel has been restricted. The 2001 period also included considerable travel associated with the CopsMore 2001 grant seminars. Professional fees decreased 59.4% to $19,682 for the 2002 period from $48,429 for the 2001 period due to a reduction in legal fees resulting from a decreased usage of services associated with the ongoing private placement of debt, equity financing and possible joint ventures. Depreciation and amortization expense decreased $19,991 to $8,364 for the 2002 period from $28,355 for the 2001 period. Capitalized software development costs that were completely amortized in 2001 comprise $16,305 of the decrease.

External research and development costs during the 2002 period decreased $82,889 or 97.8% to $1,842 from $84,731 in the 2001 period. However, gross expenditures on research and development spending including the costs of outside resources and the deployment of current staff to product development and testing decreased only 39.6% to $166,643 in the 2002 period from $275,691 for the 2001 period. Due to cash constraints during the final stages of the development cycle of the Windows products, the Company has been utilizing its internal team of engineering and support resources to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the Windows-based system, and advanced product capabilities.

Other operating expenses increased 38.1% to $65,482 for the 2002 period from $47,404 for the 2001 period. The 2001 expenses included a reversal of a portion of the reserve for doubtful accounts as a result of receiving payment for some old invoices. No corresponding adjustment was made in 2002.

Net interest expense for the 2002 period increased to $73,863 from $50,067 in the 2001 period. This increase can be attributed to increased convertible debt outstanding which accrues interest at 11% or 7% and the amortization of disounts on convertible debt with detachable warrants.

The net loss for the 2002 period was $(364,954) or $(.08) per share compared to net loss of $(662,161) or $(.16) per share for the 2001 period based on weighted average shares outstanding for the period. The decrease in the loss for the 2002 period can be attributed to the increased revenues and decreased expenses.

Liquidity and Capital Resources


The Company had a working capital deficit of $(3,383,300) at March 31, 2002 compared to $(3,054,556) at December 31, 2001. The most significant reason for this deterioration is the impact on receivables from lower sales in the first quarter of 2002 compared to the last quarter of 2001.

During the 2002 period, the Company received $5,000 from a director in new long-term convertible debt financing. At March 31, 2002, $2,239,149 of convertible promissory notes and $340,379 of related accrued interest remained outstanding as liabilities. The long-term debt is reported net of discounts of $51,554 associated with notes issued with detachable warrants. In general, $835,000 of the outstanding current convertible debt at the end of the 2002 period accrues interest at 11%; has a two-year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $2.19 to $2.50 per common share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.19 to $2.50 per share. The remaining $1,404,149 of long term convertible debt at the end of the 2002 period accrues interest at 7%; has a two year term; carries the option of the conversion of the principal to common stock by the debt holder at conversion prices ranging from $.20 to $.6825 per share, or the repayment of the principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.50 per share.

Since the Company was unable to repay the outstanding convertible debt principal and accrued interest due upon expiration of notes in 2002 and the availability of funds to repay the notes due in 2003 could not be reasonably assured, Management is currently in negotiations to extend the terms of all convertible debt due in 2002 and 2003 to September 30, 2005. The $245,000 of convertible debt funding received subsequent to March 31, 2002 and approximately $201,000 in vendor payables converted to a long-term convertible note carry terms consistent with the prior round of funding accruing interest at 7%; having a two year term; carrying the option of the conversion of the principal to common stock by the debt holder at conversion price of $.20 per share, or the repayment of the principal and accrued interest by the Company; and having 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.00 per share.

Cash was $3,291 at March 31, 2002 and $3,537 at December 31, 2001. Accounts receivable decreased to $128,151 at March 31, 2002 from $442,803 at December 31, 2001 due to the decrease in sales during the first quarter of 2002 compared with the last quarter of 2001. Pamet Systems hired a new President and CEO in April of 2002 and his primary focus has been to alleviate the urgent cash flow situation which continued subsequent to the end of the 2002 period. In addition to beginning the negotiations to extend the current convertible notes as discussed above, the Company negotiated a Commercial Services contract with a vendor in April, 2002 under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor invoices Pamet Systems quarterly for the cost of the employees who are working on projects exclusively for the Company. In the original contract the value of services provided under the Commercial Service Contract will be repaid, at the Company's discretion, in cash or common stock. Subsequently, the same vendor has made an additional commitment of up to $1,000,000-$260,000 in cash and up to $740,000 under the extended Commercial Services contract from 10/1/02 through 7/31/03. Under the terms of the extended contract, services under the contract for Q1 and Q2, 2002 will be paid, at the vendor's discretion, in cash or Company common stock at a conversion rate of $0.115/share. For services provided under the contract from October 1, 2002 to July 31, 2003 the Company will repay the vendor via senior convertible promissory notes. The vendor will receive senior convertible notes maturing September 30, 2005 with an interest rate of 7%, a conversion price of $.115 per share, 20% warrant coverage, and a warrant exercise price of $.45 per share for this investment. Under the terms of the extended Commercial Services contract, the Company agrees to extend 95% of the Company's existing convertible promissory notes that expire in 2002 and 2003 to September 30, 2005. Thirdly, the Company signed a new $1,000,000 receivables financing agreement during the second quarter of 2002. Finally, the Company reduced headcount in the 2002 period by approximately 20% through layoffs. The Company continued to reduce personnel subsequent to the end of the 2002 period and realign remaining employees to focus on sales, product extensions and enhancements, and legacy customer migrations. Despite these new sources of funding, the continued sluggish economy has perpetuated slow sales in the public safety sector and the Company continues to tightly control expenses and seek additional funding. There can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. There can be no assurance about the Company's ability to repay the its indebtedness or other obligations as they become due. If the Company's financial difficulties continue it could have a material adverse effect on the Company, its creditors and its stockholders.

As of March 31, 2002, the Company had accumulated approximately $13,000,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $9,300,000 which expire between the years 2002 and 2006. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change", thus there is no restriction on its use.


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


Forward Looking Statements

This Form 10-QSB contains statements that are not historical facts. These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: having backlog sales and funding to support operations through 2002; enhancement and maintenance of the Company's products; competition and consolidation in the public safety marketplace; market expectation for the Windows operating environment and customer acceptance of the Company's Windows products; ability of the Windows product to meet market needs; market outlook and opportunities; growth potential in the year 2002 and beyond; law enforcement trends; availability of Homeland Security and other grant funding for customers; adequacy of funding and corporate infrastructure to support operations and anticipated growth; increased contribution from support fees; economic and competitive factors affecting the public safety market; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as insufficient capital resources to operate the Company; inability to obtain extensions of the Company's long term debt; inability to successfully market and sell the Windows product; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-QSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    None


Item 3 - Defaults Upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a vote of Security Holders

    None

Item 5 - Other Information

    Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits

        99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.
        Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



            March 3,2003                 (s) Kirke S. Curtis
    _______________________________       ______________________
                Date                      Kirke S. Curtis
                                          President
                                          Chief Executive Officer

				CERTIFICATIONS

I, Kirke S. Curtis,  as President and CEO of Pamet Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended March 31, 2002 (this "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations and cash flows of the Company as of, and for, the periods presented in this Report;




March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Chief Executive Officer

					Pamet Systems, Inc
					1000 Main Street
					Acton, MA  01720
					978-263-2060

				CERTIFICATIONS

I, Kirke S. Curtis, as Principal Financial Officer of Pamet Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended March 31, 2002 (this "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations and cash flows of the Company as of, and for, the periods presented in this Report;





March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Principal Financial Officer

					Pamet Systems, Inc
					1000 Main Street
					Acton, MA  01720
					978-263-2060

Exhibit 99.1 Certification of Chief Executive Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    - the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Chief Executive Officer

Exhibit 99.2 Certification of Principal Financial Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    - the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    - the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Principal Financial Officer