Form 10-Q
period 2002-06-30
PAMET SYSTEMS INC
filed 2003-03-03
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                           ______________________________

                           FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended June 30, 2002

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
                                                     Yes____ No_X____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                4,437,976
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             June 30, 2002 and December 31, 2001

             Condensed Statements of Operations
             for the quarters ended June 30, 2002
             and 2001 and six month period ended
             June 30, 2002 and 2001

             Condensed Statement of Cash Flows
             for the six months ended June 30,
             2002 and 2001

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

	Certifications

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                          June 30,     December 31,
                                                     2002             2001
                                                ---------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                     $ 34,266          $  3,537
        Accounts receivable, net of allowance
         for doubtful accounts $170,000; and
         factored receivables of $102,185 and
         $33,500, respectively                     73,853           442,803
        Accounts receivable, factored               2,668             6,700
        Inventory, net of reserve of $10,662       38,791             4,079
        Prepaid expenses and other current
         assets                                    43,668           128,438
                                                   ------           -------
                 TOTAL CURRENT ASSETS             193,246           585,557

PROPERTY AND EQUIPMENT, net                        44,874            61,602
DEPOSITS                                           82,145            82,145
                                                 --------            ------
                 TOTAL ASSETS                   $ 320,265       $   729,304
                                               ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt,
         net of discount                        1,820,003           823,242
        Notes payable to related party             47,500            25,000
        Notes payable to factor                   242,800                --
        Accounts payable, trade                 1,093,056           922,042
        Accounts payable, related parties          57,231            41,915
        Current portion of accrued interest
         payable on long-term debt                351,836           235,388
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          882,142           872,884
        Deferred software maintenance revenue
         and unearned revenue                     174,199           677,028
                                                ---------        ----------
                TOTAL CURRENT LIABILITIES       4,711,381         3,640,113

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                         20,587            57,735
DERERRED GAIN on sale of land and building,
    net of current portion                        131,967           153,274
LONG TERM DEBT, net of current portion and
    discount                                      638,712         1,344,163
                                                ---------         ---------
                TOTAL LIABILITIES               5,502,647         5,195,285
                                                ---------         ---------

COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued                                   --                --
        Common Stock, $.01 par value,
         30,000,000 shares authorized;
         issued and outstanding 4,437,976
         shares at June 30, 2002 and
         December 31, 2001                         44,380            44,380
        Additional paid-in Capital              8,673,496         8,673,496
        Accumulated deficit                   (13,900,258)      (13,183,857)
                                               ----------        ----------
               TOTAL STOCKHOLDERS DEFICIT      (5,182,382)       (4,465,981)
                                                ---------         ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS DEFICIT           $   320,265      $    729,304
                                               ==========        ==========

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Operations
  (Unaudited)


                               Three Months Ended       Six Months Ended
                                      June 30,               June 30,
                               ------------------       ----------------

                                 2002       2001        2002        2001
Net sales                      $348,947   $464,706     $756,311     $707,034
Cost of product                  60,882     75,075      115,707      116,379
                               --------   --------     --------    ---------
                                288,065    389,631      640,604      590,655

Operating expenses:
    Personnel costs             433,295    512,218      915,930    1,032,956
    Rent, utilities, telephone   43,953     46,396       91,499      101,222
    Travel and entertainment      7,590     21,503       25,670       50,137
    Professional fees            36,559    156,692       56,241      205,122
    Depreciation & amortization   8,364     28,436       16,728       56,791
    Research and development        179     20,854        2,020      105,585
    Other operating expenses     37,990     17,894      103,472       65,298
                               --------    -------      -------      -------
Total operating expenses        567,930    803,993    1,211,560    1,617,111

                                -------    -------    ---------    ----------

Income(loss) from operations   (279,865)  (414,362)    (570,956)  (1,026,456)

Interest income(expense), net   (71,582)   (50,258)    (145,444)    (100,325)
Gain on Sale of Fixed Assets         --      2,402           --        2,402

Net income(loss)              $(351,447) $(462,218)   $(716,400) $(1,124,379)
                                ========   =======      =======    =========

Earnings(loss) per weighted
  average common share            $(.08)     $(.11)       $(.16)       $(.27)
                                    ===        ===          ===          ===

Weighted average shares used
  in computing earnings per
  share                       4,437,976  4,285,011    4,437,976    4,207,863




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2002   June 30, 2001
                                              -------------   -------------

Operating Activities:

Net loss                                        $(716,400)       $(1,124,379)


Adjustments to reconcile net loss to net
cash used for operating activities:
        Deferred gain on sale of land and
         building                                 (21,307)           (21,307)
        Depreciation and amortization              16,728             56,791
        Gain on sale of property and equipment         --             (2,402)
	  Amortization of discount on long term
           debt                                    29,426                 --

Changes in operating assets and liabilities:
        Accounts receivable, trade                368,950            112,542
        Accounts receivable, factored               4,032             (3,977)
        Inventory                                 (34,712)             6,556
        Prepaid expenses and other current
           assets                                  84,770            120,082
        Deposits                                       --              2,540
        Due to factor                                  --            (36,199)
        Accounts payable, trade                   171,014             57,786
        Accounts payable, related party            15,316             19,134
        Accrued interest payable on long-term
         debt                                      96,183             60,085
        Accrued expenses                            9,258            211,036
        Deferred software maintenance revenue
         and unearned revenue                    (502,829)          (398,478)
                                                  -------             ------

        Net cash (used for)
          operating activities                   (479,571)          (940,190)
                                                  -------            -------
Investing activities:

        Expenditures for property and equipment        --             (2,904)
        Proceeds from sale of property and
         equipment                                     --              3,860
                                                   ------             ------
        Net cash provided by/(used for)
         investing activities                          --                956
                                                   ------             ------


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                    Six Months Ended
                                              June 30, 2002   June 30, 2001
                                              -------------   -------------

Financing activities:

        Proceeds from note payable-factor         242,800               --
        Proceeds from long-term debt-
         convertible promissory notes             245,000          684,150
        Proceeds from related party notes          47,500               --
        Payment of related party notes            (25,000)              --
        Issuance of capital stock                      --          256,024
                                                   -------         -------
        Net cash provided by financing
          activities                               510,300         940,174
                                                   -------         -------
        Net increase in cash                        30,729             940
        Cash at beginning of period                  3,537           1,507
                                                   -------         -------
        Cash at end of period                      $34,266          $2,447
                                                    ======           =====

 Supplemental disclosure of cash flows
  information:

        Cash paid for interest:                    $33,588         $16,284
                                                    ======          ======

Summary of non-cash financing activities:

Accrued interest - long-term convertible
promissory note converted to long-term
convertible promissory note.                        $16,884             --
                                                    =======	   =======

Note payable - related party converted to
long-term convertible promissory note                    --       $385,000
                                                    =======        =======



See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six month periods then ended and cash flows for the six month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the six months ended June 30, 2002 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows-based applications. During the six month period ended June 30, 2002, the Company received $245,000 through the issuance of long-term convertible promissory notes to three investors with an interest rate of 7%. In addition, the Company received a $242,800 loan on its new $1,000,000 receivables financing credit facility secured by July 1, 2002 software support invoices. Finally, the Company entered into a Commercial Services Agreement with a vendor pursuant to which eight of the Company's employees became employees of the vendor and were leased back to the Company. Under the agreement, the vendor will bill the Company quarterly for the employees who are working exclusively on projects for the Company. The original agreement, which expires on December 31, 2002, specifies repayment in cash or in the equivalent value of Company stock, at the discretion of Management. Subsequent to June 30, 2002, the Company received $260,000 through the issuance of additional senior long-term convertible promissory notes to this vendor with an interest rate of 7%, renegotiated the Commercial Services Agreement extending its term to July 31, 2003 and changing repayment options for services provided before October 1, 2002 to cash or Company stock at the vendor's option and to a senior convertible note for services provided on or after October 1, 2002, and is presently negotiating to extend all existing convertible promissory notes due in 2002 and 2003 to September 30, 2005. The renegotiated Commercial Services Agreement calls for extending 95% of the Company's existing convertible promissory notes maturing in 2002 and 2003. The Board members are willing to seek additional funding, as needed. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's marketing efforts will be successful.

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

Although the Company's revenues for the three month period ended June 30, 2002 decreased 24.9% from the comparable 2001 period, revenues for the six month period ended June 30, 2002 increased by 7% from the same period in 2001. Despite the economic factors affecting the Company's sales, revenues in the first half of 2002 were improved by new systems sales in New York and Minnesota and continuing customer migrations to the Windows product line. These revenues helped to offset the slower first half that the Company experienced (as it typically does) due to the unavailability of municipal funds until July 1, especially in the Northeast where the Company does the largest amount of its business. However, the Company continues to feel the effects of the general economic slowdown which began late in 2000. Management believes that public safety agencies are being forced to defer decisions to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilize and improve.

The current economic conditions and the more stable state of the Windows product suite caused the Company to refocus early in 2002. As a result of the lukewarm reception the Windows product received upon its initial release in 1999 due to a lack of robustness and functionality, the Company invested a great deal of its resources in 2000 and 2001 on product enhancements and improvements. In 2002 the product suite finally realized its original promise, gaining acceptance from the Company's legacy customers as well as new customers. Recent product releases improve its ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for its police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NFIRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which will ease the transition for agencies. This newly competitive product line has allowed the Company to accelerate the rate of legacy product migrations which increased revenues and improved Pamet's reputation in the user community.

While the suite of products wi11 continue to be enhanced and maintained, the resources required to do so are substantially less than those needed to create the product initially. In keeping with the general shift from product creation to product enhancement, sales and marketing, the Company's Board of Directors decided early in 2002 to bring in a new CEO experienced in growing small technology companies. The new CEO came on board during the second quarter of 2002 and has initially focused on reducing expenses and increasing revenues, while realigning resources to support a more aggressive sales and marketing program. During 2002, the new CEO worked to stabilize the Company's financial picture, and is currently negotiating to extend and restructure the long-term debt while improving cash flow with a new $1,000,000 receivables financing credit facility. Also in the second quarter of 2002, the Company entered into a Commercial Services Agreement with a vendor under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor will invoice the Company quarterly for the cost of the
employees who are working on projects exclusively for the Company.   Subsequent
to June 30, 2002, this agreement was renegotiated extending its term from December 31, 2002 to July 31, 2003. Per terms of the renegotiated agreement, amounts due on the agreement for the second and third quarters of 2002 will be repaid, at the vendor's option, in cash or common stock at $.115 per share. The Company will repay services provided from October 1, 2002 to July 31, 2003 in senior convertible notes. Terms of the renegotiated commercial services contract also call for extension of 95% of the Company's existing convertible promissory notes that mature in 2002 and 2003. The value of the commercial services contract for October 1, 2002 through July 31, 2003 is limited to an additional $740,000. In addition, the Company received an additional $260,000 from the vendor in return for additional senior convertible debt of like principal amount.

At the beginning of the third quarter of 2002, the Company reorganized its Sales Department to more effectively pursue and close business in states where it has existing reference accounts. In those states it is putting particular emphasis on its competitive strengths including joint police/fire dispatch, multi-position dispatch, and comprehensive reporting. The Company has also broadened the focus of its sales and marketing efforts to reach new market segments. Pamet Systems is actively marketing to larger, more technologically demanding agencies, as well as packaging and aggressively pricing the product to meet the needs of smaller agencies. Management believes a significant market opportunity exists for its suite of products and these efforts have resulted in a growing pipeline of active prospects which includes prospective customers who have seen a product demonstration, have expressed interest in the
product, and expect to have funding available.   No assurance, however, can be
given that such prospective customers will actually purchase the products.

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


Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Net sales for the three month period ended June 30, 2002 (the 2002 period) declined 24.9% to $348,947 from $464,706 for the three month period ended June 30, 2001 (the 2001 period). The revenues for the 2002 period reflected increased support revenues offset by decreases in new system and mobile sales. Support revenues increased 6.7% to $264,293 for the 2002 period from $247,575 for the 2001 period reflecting the increased customer base and the increased rates billed for support on the Windows product offset by 2001-2002 billing adjustments to VMS customers delaying their migration. However, the contribution from support should continue to increase in future periods as new customers, as well as those existing customers that migrate to the Windows product, will be charged higher support fees. Annual software support and update service for the Windows customers is 19% list price, an increase from the 14% of the system software purchase price that VMS customers have historically paid.

Cost of product decreased 18.9% or $14,193 to $60,882 for the 2002 period from $75,075 for the 2001 period. As a result, gross margin decreased slightly from 83.8% in the 2001 period to 82.6% in the 2002 period. Margins can be skewed by municipal purchasing decisions on computer hardware purchases, but generally the trend toward software only sales for all products, the use of state bid list contractors to purchase hardware and the Company's software, and continued favorable margins on support revenues and customer migrations are sustaining the high gross margins. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company, but significantly increases margins.

Operating expenses reflected a decrease of $236,063 or 29.4% to $567,930 for the 2002 period from $803,993 for the 2001 period. Significant decreases occurred in personnel, travel, professional fees and research and development spending. However, 2002 other operating expenses increased from the 2001 period because 2001 expenses benefited from a reduction in the reserve for uncollectible accounts. Personnel costs decreased 15.4% or $78,923 to $433,295 for the 2002 period compared to $512,218 for the 2001 period. The decrease in spending can be attributed to the layoff of four employees late in the first quarter of 2002, attrition and a decrease in bonus accruals to reflect only those covered by employment contracts or Board motions. Offsetting these decreases was the additional compensation of the new chief executive officer
(CEO) during the overlap period with the prior CEO and increases in the costs of the eight leased employees under the Commercial Services Agreement. Rent, utilities and telephone decreased 5.3% to $43,953 for the 2002 period from $46,396 for the 2001 period due to decreased telephone expense as a result of lower rates. Travel and entertainment expenses decreased 64.7% to $7,590 for the 2002 period from $21,503 for the 2001 period as a result of a general spending cutback. Professional fees decreased 76.7% to $36,559 for the 2002 period from $156,692 for the 2001 period primarily due to decreased consulting and legal expenses being offset by increases in accounting fees. The 2001 period included the cost of a consultant hired to help develop a Company business plan. Similar expenses were not incurred in 2002. This decrease in consulting was partially offset by the costs of a part-time chief financial officer. Depreciation expense decreased from $28,436 for the 2001 to $8,364 for the 2002 period. Capitalized software development costs from the Windows product development were fully amortized at the end of 2001 resulting in the decreased expense in 2002.

External research and development costs during the 2002 period decreased $20,675 or 99.1% to $179 from $20,854 in the 2001 period. However, gross expenditures on research and development spending including the costs of outside resources and the deployment of current staff to product development and testing decreased only 18.3% to $168,693 in the 2002 period from $206,605 for the 2001 period. In the final stages of the development cycle of the Windows-based products, the Company discontinued using outside resources to accomplish product development goals. The Company has been utilizing its internal team of engineering and support resources to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the Windows-based system, and advanced product functionality.

Other operating expenses increased 112.3% to $37,990 for the 2002 period from $17,894 for the 2001 period. A 2001 decrease of $46,612 in the reserve for uncollectible accounts resulting from the payment of several old invoices resulted in a credit to expenses for that amount and, therefore, lower than normal expenses in the 2001 period. The 2002 did not have any corresponding adjustment resulting in higher expenses. Decreases in tax penalties offset the 2002 increase.

Net interest expense for the 2002 period was $71,582 compared to net interest expense of $50,258 for the 2001 period. The increase of almost $600K in outstanding convertible notes is responsible for the additional expense.

The net loss for the 2002 period was $(351,447) or $(.08) per share compared to net loss of $(462,218) or $(.11) per share for the 2001 period. The loss is due primarily to a shortfall in sales.


Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Net sales for the six month period ended June 30, 2002 (the 2002 period) increased $49,277 or 7.0% to $756,311 from $707,034 for the six month period ended June 30, 2001 (the 2001 period). Increases in software support and migration revenues were partially offset by decreases in mobile and new systems sales. During the first 6 months of 2002 the Company continued to feel the effects of the general economic slowdown and the hesitance in the public safety market to invest in new infrastructure and software until economic conditions stabilize and improve. Support revenues increased 12.5% to $538,000 in the 2002 period compared to $478,268 in the 2001 period reflecting the increase in the customer base and rates. Support revenues accounted for 71.1% of revenues in the 2002 period as compared to 67.6% in the 2001 period. Cost of product decreased 1.0% to $115,707 for the 2002 period from the $116,379 for the 2001 period resulting in gross margin increases to 84.7% for the 2002 period from 83.5% for the 2001 period. The improvement in margin can be attributed to increases in migration revenues and in software only sales, especially in the mobile sector.

Net operating expenses decreased $405,551 or 25.1% to $1,211,560 for the 2002 period compared to $1,617,111 for the 2001 period. The Company instituted broad cost-cutting measures to help alleviate the cash flow issues and more closely align costs with sales forecasts. Personnel expenditures decreased 11.3% to $915,930 in the 2002 period from $1,032,956 in the 2001 period as a result of attrition and the layoffs in the first quarter of 2002. These decreases are somewhat offset by the compensation expense of the new chief executive officer and the higher costs of the leased employees under the Commercial Services Agreement. Rent, utilities and telephone decreased $9,723 or 9.6% to $91,499 in the 2002 period from $101,222 in the 2001 period. The decrease can be attributed to the closing of the Company's Florida office and reduced telephone usage resulting from decreases in headcount. Travel expenses, most significantly airfares, decreased 48.8% from $50,137 in the 2001 period to $25,670 in the 2002 period due to less customer support and fewer installations outside the Northeast and due to stricter expense controls. Professional fees decreased $148,881 or 72.6% to $56,241 in the 2002 period from $205,122 in the 2001 period. The 2001 period included the cost of a consultant hired to assist in the preparation of the Company's business plan. Similar large, one- time expenditures did not occur in 2002. In addition, legal fees were significantly reduced in 2002 due to reduced usage. The reduction in depreciation expense of 70.5% to $16,728 for the 2002 period from $56,791 for the 2001 period is the result of capitalized software development costs being fully amortized at the end of 2001 and the decline in depreciation on the Company's aging assets. External research and development expenditures decreased $103,565 or 98.1% to $2,020 due to the completion of significant portions of the Windows development and the utilization of internal resources to provide product enhancements and extensions including interfaces to companion products, utilities to migrate current customers from the VMS-based system to the Windows-based system, and advanced product functionality. Other operating expenses increased 58.5% to $103,472 for the 2002 period from $65,298 for the 2001 period. 2001 decreases in the reserve for doubtful accounts resulted from the payment of several old invoices and generated an expense reduction in the 2001 period.

Net interest expense was $145,444 for the 2002 period compared to $100,325 for the 2001 period. This increase can be attributed to increased convertible debt outstanding which accrues interest at 11% or 7% and the amortization of discounts on convertible debt with detachable warrants.

The net loss for the 2002 period was $(716,400) or $(.16) per share compared to a net loss of $(1,124,379) or $(.27) per share for the 2002 period. The reduction in the loss for the 2002 period can be attributed to the reduced expenses.

Liquidity and Capital Resources

The Company had a working capital deficit of $(4,518,135) at June 30, 2002 compared to $(3,054,556) at December 31, 2001. The most significant reason for this deterioration is the decrease in outstanding receivables, the reclassification of convertible debt to current as due dates are within one year, and the increase in loans outstanding. Offsetting these factors was a decrease in unearned revenue.

During the three month period ended June 30, 2002, the Company received $245,000 from investors in new long-term debt financing. At June 30, 2002, $2,496,033 of convertible promissory notes and $372,423 of related accrued interest remained outstanding as liabilities. However, the long-term debt is reported net of discounts of $37,318 associated with notes issued with detachable warrants. In general, $835,000 of the outstanding current convertible debt at the end of the 2002 period accrues interest at 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $2.19 to $2.50 per common share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.19 to $2.50 per share. The remaining $1,661,033 of long term convertible debt at the end of the 2002 period accrues interest at 7%; has a two year term; carries the option of the conversion of the principal to common stock by the debt holder at conversion prices ranging from $.20 to $.6825 per share, or the repayment of the principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.50 per share. In addition, the Company negotiated a Commercial Services Agreement with a vendor in April, 2002 under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor invoices the Company quarterly for the cost of the employees who are working on projects exclusively for the Company. The contract negotiated in April 2002 specifies repayment in cash or Pamet Systems common stock, at the discretion of Management.

Since the Company was unable to repay the outstanding convertible debt principal and accrued interest due upon expiration of notes in 2002 and the availability of funds to repay the notes due in 2003 could not be reasonably assured, Management is currently in negotiations to extend the terms of all convertible debt due in 2002 and 2003 to September 30, 2005. The $245,000 of convertible debt funding received in the current year prior to September 30, 2002 and approximately $201,000 in vendor payables converted to a long-term convertible note carry terms consistent with the prior round of funding accruing interest at 7%; having a two year term; carrying the option of the conversion of the principal to common stock by the debt holder at conversion price of $.20 per share, or the repayment of the principal and accrued interest by the Company; and having 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.00 per share.

Cash was $34,266 at June 30, 2002 and $3,537 at December 31, 2001. Accounts receivable decreased to $73,853 at June 30, 2002 from $442,803 at December 31, 2001. Pamet Systems hired a new President and CEO in April of 2002 and his primary focus has been to alleviate the urgent cash flow situation which continued during the first six months of 2002. In addition to beginning negotiations to extend the convertible notes as discussed above, the Company renegotiated the length and repayment terms of the original Commercial Services Agreement dated April, 2002. Under the terms of the renegotiated agreement, the services provided under the Commercial Service Agreement in Q2 and Q3 of 2002 will be repaid, at the vendors discretion, in either cash or common stock at $.115 per share. The same vendor has made an additional commitment of up to $1,000,000 - $260,000 in cash and up to $740,000 under the renegotiated Commercial Services Agreement from October 1, 2002 through July 31, 2003. For the $260,000 in cash and for any amounts due after October 1, 2002 for services rendered under the renegotiated Commercial Service Agreement, the vendor will receive senior convertible promissory note(s) of like amount(s) maturing September 30, 2005 with an interest rate of 7%, a conversion price of $.115 per share, 20% warrant coverage, and a warrant exercise price of $.45 per share for this investment. Under the terms of the extended Commercial Services contract, the Company agrees to extend 95% of the Company's existing convertible promissory notes that expire in 2002 and 2003 to September 30, 2005. Thirdly, the Company signed a new $1,000,000 receivables financing agreement during the second quarter of 2002. Finally, the Company reduced headcount by approximately 20% through layoffs in the first quarter of 2002. The Company continued to reduce personnel subsequent to June 30, 2002 and realigned remaining employees to focus on sales, product extensions and enhancements, and legacy customer migrations. Despite these new sources of funding and the cost reduction plans that have been implemented, the continued sluggish economy has perpetuated slow sales in the public safety sector and the Company continues to tightly control expenses and seek additional funding. There can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. There can be no assurance about the Company's ability to repay the its indebtedness or other obligations as they become due. If the Company's financial difficulties continue it could have a material adverse effect on the Company, its creditors and its stockholders.

As of June 30, 2002, the Company had accumulated approximately $13,400,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $9,600,000 which expire between the years 2002 and 2006. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


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

        None

Item 2 - Changes in Securities

        None

Item 3 - Defaults Upon Senior Securities

     The Company failed to pay when due the principal and interest on a $35,000 convertible note due May 9, 2002 issued to West Country Partners. The accrued and unpaid interest on the note as of the date of the filing of this 10-Q is approximately $14,682.78. Management has commenced negotiation with the noteholder to extend the note until September 30, 2005.

    The Company failed to pay when due the principal and interest on a $375,000 convertible note due May 13, 2002 issued to BSI SA. The accrued and unpaid interest on the note as of the date of the filing of this 10-Q is approximately $156,862.96. Management has commenced negotiation with the noteholder to extend the note until September 30, 2005.

    The Company failed to pay when due the principal and interest on a $350,000 convertible note due May 31, 2002 issued to Sumaria Systems. The accrued and unpaid interest on the note as of the date of the filing of this 10-Q is approximately $144,506.79. Management has commenced negotiation with the noteholder to extend the note until September 30, 2005.



Item 4 - Submission of Matters to a vote of Security Holders

        None

Item 5 - Other Information

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

	a.      Exhibits

            4.41 Convertible Note issued to Rogow Opportunity Capital LLC dated April 1, 2002

            4.42 Warrant issued to Rogow Opportunity Capital LLC dated April 1, 2002

            4.43 Convertible Note issued to Robboy Associates, L.L.C. dated April 1, 2002

            4.44  Warrant issued to Robboy Associates, L.L.C. dated April 1,
                  2002

            4.45 Convertible Note issued to Robboy Associates, L.L.C. dated April 11, 2002

            4.46  Warrant issued to Robboy Associates, L.L.C. dated April 11,
                  2002

            4.47 Convertible Note issued to West Country Partners dated April 16, 2002

            4.48  Warrant issued to West Country Partners dated April 16, 2002

           10.13 Commercial Services Contract with Sumaria Systems dated April 17, 2002

           10.14 Factoring Agreement with Pacific Business Funding dated June 4, 2002

            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

            99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


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



            March 3, 2003                (s) Kirke S. Curtis
    _______________________________       ______________________
                Date                      Kirke S. Curtis
                                          President
                                          Chief Executive Officer

				CERTIFICATIONS

I, Kirke S. Curtis,  as President and CEO of Pamet Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended June 30, 2002 (this "Report");

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

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Chief Executive Officer

					Pamet Systems, Inc
					1000 Main Street
					Acton, MA  01720
					978-263-2060

				CERTIFICATIONS

I, Kirke S. Curtis, as Principal Financial Officer of Pamet Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended June 30, 2002 (this "Report");

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





March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Principal Financial Officer

					Pamet Systems, Inc
					1000 Main Street
					Acton, MA  01720
					978-263-2060

Exhibit 4.41 Convertible Note issued to Rogow Opportunity Capital LLC dated April 1, 2002

No. L-035

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


CONVERTIBLE PROMISSORY NOTE


$5,000.00	Acton, Massachusetts

April 1, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Rogow Opportunity Capital LLC (the "Purchaser"), a Massachusetts limited liability company with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945, the principal sum of Five Thousand Dollars ($5,000.00), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on March 31, 2004 (the "Maturity Date").

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

Conversion; Prepayment.

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

The Payee shall have the right, subject to the terms and conditions of this
Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $5,000 (or such lesser amount as may then be outstanding), into that number of fully?paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.20 per share of Common Stock.

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

Reserves. The Company covenants that it will at all times reserve and keep available, free from pre?emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and non-assessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.

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

Subordination. The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.

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

					PAMET SYSTEMS, INC.


					By:
						Name:	Kirke S. Curtis
			 			Title:	President & CEO

Attested:


By:_________________________
        Name: Richard C. Becker
        Title:    Vice President

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

_________________________________
			(Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated:___________________________
							Signature of Noteholder


Dated:___________________________
							Signature of Transferee

Exhibit 4.42  Warrant issued to Rogow Opportunity Capital LLC dated April 1,
2002

LW - 035	WARRANT

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


Void after 5:00 p.m. Eastern Standard Time, on March 31, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.


FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Rogow Opportunity Capital LLC (the "Purchaser"), a Massachusetts limited liability company with its principal office at 220 Ocean Avenue, Marblehead, Massachusetts 01945, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on March 30, 2007, a total of Twenty Five Thousand (25,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Twenty Five Thousand Dollars ($25,000) (computed on the basis of $1.00 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Rogow Opportunity Capital (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

Exercise of Warrant.

This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on March 31, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

Adjustments. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

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

Transfer

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

Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to: the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.

Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 1st day of April, 2002.

ATTEST: PAMET SYSTEMS, INC.



By:_______________________		By:___________________________________
Name: Richard C. Becker			Name:	Kirke S. Curtis
Title:   VP, Finance and Administration		Title:	President & CEO


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

Address____________________________

____________________________

Exhibit 4.43 Convertible Note issued to Robboy Associates, L.L.C. dated April 1, 2002



No. L-036

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


CONVERTIBLE PROMISSORY NOTE


$20,000.00	Acton, Massachusetts

April 1, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415, the principal sum of Twenty Thousand Dollars ($20,000.00), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on March 31, 2004 (the "Maturity Date").

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

Conversion; Prepayment.

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

The Payee shall have the right, subject to the terms and conditions of this
Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $50,000 (or such lesser amount as may then be outstanding), into that number of fully?paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.20 per share of Common Stock.

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

Reserves. The Company covenants that it will at all times reserve and keep available, free from pre?emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and non-assessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.

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

Subordination. The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.

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

					PAMET SYSTEMS, INC.


					By:
						Name:	Kirke S. Curtis
			 			Title:	President & CEO

Attested:


By:_________________________
        Name: Richard C. Becker
        Title:    Vice President

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

Exhibit 4.44  Warrant issued to Robboy Associates, L.L.C. dated April 1, 2002


LW - 036
WARRANT

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


Void after 5:00 p.m. Eastern Standard Time, on March 31, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.


FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on March 31, 2007, a total of One Hundred Thousand (100,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Thousand Dollars ($100,000) (computed on the basis of $1.00 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Robboy Assoaciated, LLC. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

Exercise of Warrant. This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on March 31, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

Adjustments. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

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

Transfer Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.

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

Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to: the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.

Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 1st day of April, 2002.

ATTEST:					PAMET SYSTEMS, INC.



By:_______________________		By:__________________________________
Name: Richard C. Becker				Name:	Kirke S. Curtis
Title: VP, Finance and Administration			Title:	President&CEO


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

Address____________________________

____________________________

Exhibit 4.45 Convertible Note issued to Robboy Associates, L.L.C. dated April 11, 2002


No. L-038

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


CONVERTIBLE PROMISSORY NOTE


$20,000.00	Acton, Massachusetts

April 11, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415, the principal sum of Twenty Thousand Dollars ($20,000.00), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on April 10, 2004 (the "Maturity Date").

Interest. The outstanding principal amount of this Note shall accrue interest at the per annum rate of seven percent (7.0%) through the earlier of the date of repayment or conversion (in each case computed on the basis of a 365 day year and actual days elapsed). Interest shall be payable in full on the Maturity Date with respect to the principal amount of the Note then outstanding. No interest shall be deemed to have accrued or be payable on any portion of this Note which is Converted on or prior to the Maturity Date. _ Prepayment. This Note may be prepaid, in whole or in part, without penalty or premium upon not less than thirty (30) days prior written notice from the Company to the Payee, at any time or from time to time. All prepayments made on this Note shall be applied first to the payment of all unpaid interest accrued on this Note, and then to the outstanding and unpaid principal amount of this Note as of the date of the payment. Prepayment, in whole or in part, shall be noted in the accounting records of the Company.

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

Conversion; Prepayment.	Conversion/Prepayment and Conversion Price.  The Payee
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

The Payee shall have the right, subject to the terms and conditions of this
Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $50,000 (or such lesser amount as may then be outstanding), into that number of fully?paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.20 per share of Common Stock.

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

Reserves. The Company covenants that it will at all times reserve and keep available, free from pre?emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and non-assessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.

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

Subordination. The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.

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

					PAMET SYSTEMS, INC.


					By:
						Name:	Kirke S. Curtis
			 			Title:	President & CEO

Attested:


By:_________________________
        Name: Richard C. Becker
        Title:    Vice President

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

Exhibit 4.46  Warrant issued to Robboy Associates, L.L.C. dated April 11, 2002

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


Void after 5:00 p.m. Eastern Standard Time, on April 10, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.


FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 11, 2002, and prior to 5:00 P.M., Eastern Standard Time, on April 10, 2007, a total of One Hundred Thousand (100,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Thousand Dollars ($100,000) (computed on the basis of $1.00 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Robboy Assoaciated, LLC. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

Exercise of Warrant. This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 11, 2002, and prior to 5:00 P.M., Eastern Standard Time, on April 10, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

Adjustments. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

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


Transfer Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.

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

Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to: the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.

Headings. The headings of this Warrant have been inserted as a matter of convenience and shall not affect the construction hereof.

Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 11th day of April, 2002.

ATTEST:					PAMET SYSTEMS, INC.



By:_______________________		By:___________________________________
Name: Richard C. Becker				Name:	Kirke S. Curtis
Title:   VP, Finance and Administration			Title:	President & CEO

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

Address____________________________

____________________________

Exhibit 4.47  Convertible Note issued to West Country Partners dated April 16,
2002


No. L-037

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


CONVERTIBLE PROMISSORY NOTE


$200,000	Acton, Massachusetts

April 16, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner ("Payee"), with its address at 1917 Brittany Park, Camarillo, CA 93012, the principal sum of Two Hundred Thousand Dollars ($200,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on April 15, 2004 (the "Maturity Date").

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

Conversion; Prepayment. Conversion/Prepayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.

The Payee shall have the right, subject to the terms and conditions of this
Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $50,000 (or such lesser amount as may then be outstanding), into that number of fully?paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.20 per share of Common Stock.

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

Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and non-assessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.

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

Subordination. The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.

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

					PAMET SYSTEMS, INC.


					By:
						Name:	Kirke S. Curtis
			 			Title:	President & CEO

Attested:


By:_________________________
        Name: Richard C. Becker
        Title:    Vice President



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

Exhibit 4.48  Warrant issued to West Country Partners dated April 16, 2002


LW - 037

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


Void after 5:00 p.m. Eastern Standard Time, on April 15, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.


FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that West Country Partners, a California Limited Partnership of which James S. Schmitt is the General Partner, with its address at 1917 Brittany Park, Camarillo, CA 93012, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 16, 2002, and prior to 5:00 P.M., Eastern Standard Time, on April 15, 2007, a total of One Million (1,000,000) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Million Dollars ($1,000,000) (computed on the basis of $1.00 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and
(vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and West Country Partners (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

Exercise of Warrant. This Warrant may be exercised, in whole at any time or in part from time to time, commencing April 16, 2002, and prior to 5:00 P.M., Eastern Standard Time, on April 15, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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

Adjustments. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

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

Transfer Securities Laws. Neither this Warrant nor the Warrant Shares issuable upon the exercise hereof have been registered under the Securities Act of 1933, as amended (the "Securities Act"), or under any state securities laws and unless so registered may not be transferred, sold, pledged, hypothecated or otherwise disposed of unless an exemption from such registration is available. In the event the Holder desires to transfer this Warrant or any of the Warrant Shares issued, the Holder must give the Company prior written notice of such proposed transfer including the name and address of the proposed transferee. Such transfer may be made only either (i) upon publication by the Securities and Exchange Commission (the "Commission") of a ruling, interpretation, opinion or "no action letter" based upon facts presented to said Commission, or (ii) upon receipt by the Company of an opinion of counsel acceptable to the Company to the effect that the proposed transfer will not violate the provisions of the Securities Act, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the rules and regulations promulgated under either such act, or to the effect that the Warrant or Warrant Shares to be sold or transferred have been registered under the Securities Act of 1933, as amended, and that there is in effect a current prospectus meeting the requirements of Subsection 11(a) of the Securities Act, which is being or will be delivered to the purchaser or transferee at or prior to the time of delivery of the certificates evidencing the Warrant or Warrant Shares to be sold or transferred.

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

Communication. No notice or other communication under this Warrant shall be effective unless the same is in writing and is mailed by first-class mail, postage prepaid, addressed to: the Company at 1000 Main Street, Acton, Massachusetts 01720, or such other address as the Company has designated in writing to the Holder, or the Holder at the address contained in the first paragraph of this Warrant, or such other address as the Holder has designated in writing to the Company.

Headings.  The headings of this Warrant have been inserted as a matter of
convenience and shall not affect the construction hereof. _	_
Applicable Law. This Warrant shall be governed by and construed in accordance with the law of the Commonwealth of Massachusetts without giving effect to the principles of conflict of laws thereof.

IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 16th day of April, 2002.


ATTEST:					PAMET SYSTEMS, INC.



By:_______________________		By:___________________________________
Name: Richard C. Becker			Name:	Kirke S. Curtis
Title:   VP, Finance and Administration	Title:	President & CEO



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

Address____________________________

____________________________

Exhibit 10.13 Commercial Services Contract with Sumaria Systems dates April 17, 2002

COMMERCIAL SERVICES CONTRACT


This Commercial Services Contract is made this 17th   day of April, 2002 by and
between Sumaria Systems, Inc. a Massachusetts corporation with a principal place of business at 99 Rosewood Drive, Suite 140, Danvers, MA 01923 (Hereinafter "Sumaria") and Pamet Systems, Inc. a Massachusetts Corporation with a principal place of business at 1000 Main Street, Acton, MA 01720 (Hereinafter "Pamet").

WITNESSETH:

WHEREAS, Pamet and Sumaria desire to pursue business opportunities in public safety and municipal markets through a combination of synergies, business growth and acquisitions,

WHEREAS, Pamet owns and controls public safety software applications, technical knowledge and other technical and marketing knowledge and/or information and has developed a business in the municipal marketplace based on such applications and technology,

WHEREAS, Sumaria possesses extensive resources, experience, knowledge, and expertise in providing Information Technology ("IT") infrastructure, consulting and services to government and municipal entities,

NOW THEREFORE, in consideration of the premises and mutual covenants agreements hereinafter contained, both parties hereby agree as follows:

I. TERM

This Agreement shall be effective from this 22nd   day of April, 2002 through
December 31, 2002.

II. SERVICES

A. Pamet and Sumaria agree to develop a marketing and sales plan that allows Pamet to market Sumaria's IT services, infrastructure and consulting to Pamet's current client base and in the municipal marketplace in general.

B. Pamet agrees to grant Sumaria a Right of First Refusal in Massachusetts on all Sumaria services described in A.

C. Sumaria rates would be used in all proposals and bids described in A, above. In the event a proposal or bid may be submitted jointly Sumaria will be given the right to submit a bid or proposal and receive a direct contract.

D. Sumaria will hire the necessary number of Pamet employees for the term of this Agreement to support forms development, coding and installations for Pamet's current and future customers. Sumaria and Pamet will mutually determine the necessary number of Pamet employees to perform these functions. Sumaria will invoice Pamet only for work performed on behalf of Pamet.

E. During the term of this Agreement, these employees will receive the equivalent pay and not less than similar benefits from Sumaria as they currently receive from Pamet.

E.  (Continued)

Pamet will provide Sumaria with job descriptions and/or statements of work for these employees to provide guidance as to their responsibilities

Pamet reserves the right to re-hire these individuals at termination of this Agreement.

III. CONSIDERATION

A. Commission

1. Pamet will receive a commission on sales of Sumaria services by Pamet. The specific percentage of that commission will be determined at a later date and addended to this contract.

2. Sumaria will receive a commission on sales of Pamet software and services. The specific percentage of that commission will be determined at a later date and addended to this contract.

B. Equity or Cash

1. Pamet agrees to reimburse Sumaria on a time and materials basis in cash or the equivalent value in Pamet common stock for the cost of the services described in Section II., D and E above. Costs are defined as salaries, fringe benefits, all payroll related taxes, and 12% General and Administrative charge.

2. The conversion price of Pamet common stock for each quarter will be based on the trailing 30-day average closing price of the stock as measured from the last day of the previous quarter.

IV. TERMS

A. Sumaria shall invoice Pamet quarterly for the services in Section II.D and E above from the period beginning April 22, 2002. The first invoice shall cover the period beginning April 22, 2002 and ending June 30, 2002. Sumaria will issue quarterly invoices to Pamet thereafter.

B. Over the term of this Agreement, Sumaria will adjust the quarterly invoice to Pamet as the cost of the services increases or decreases.

C. Terms of payment are net 30 days from receipt of invoice.

V. MISCELLANEOUS

A. As part of this Agreement, Pamet offers Sumaria a seat on Pamet's Board of Directors. Sumaria has the sole and exclusive option to accept or decline this seat at any time during the course of this Agreement.

B. Sumaria and Pamet agree to cooperate in a public announcement of this Agreement. Pamet and Sumaria may represent each other as their business partners in this commercial venture only.



VI. PROPRIETARY AND CONFIDENTIAL INFORMATION

A. During the course of this Agreement, Pamet and Sumaria may disclose to each other Proprietary and Confidential Information, including, but not limited to, trade secrets, technical, financial, marketing and business information, plans and/or data. Neither Sumaria nor Pamet, will, without the prior written consent of the disclosing party, disclose to any third party any proprietary or confidential information developed or obtained in the performance of this Agreement.

These obligations shall survive the termination of this Agreement.

VII. MUTUAL INDEMNIFICATION

A. Each party (Pamet and Sumaria) agrees to mutually indemnify and hold the other party harmless from and against any and all liabilities claims, demands, suits, losses damages, cost and expenses incurred by either party as a result of the negligent act or omissions on the part of either party, it's employees, agents or representatives. Each party shall further indemnify and hold the other party harmless from and against any and all liabilities, claims, demands, suits, losses, damages, costs and expenses for bodily injury to or death of any person or damage to or destruction of any property caused by any negligent act or omission on any part of either party, it's employees, agents or representatives.

VIII TERMINATION

Either Sumaria or Pamet may terminate this Agreement under the following conditions:

A. With 90 (Ninety) days advance written notice.

B. With 30 (Thirty) days advance written notice in the event either party is in breach of its obligations hereunder and such breach is not corrected within 30 (Thirty) days of receipt of written notice by the non-breaching party.

all Within 30 (thirty) days of the date of termination, each party will pay the other commissions earned, expenses accrued and invoices outstanding.

IX. RELATONSHIP OF THE PARTIES

A. It is expressly agreed Sumaria and Pamet's relationship is that of independent contractors. Neither party, it's employees, agents and representatives have any authority to act for or on behalf of the other party to bind the other party to any obligation or in any other manner except for those matters expressly contracted for herein.



X. GENERAL PROVISIONS

A. This Agreement shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts.

B. This Agreement represents the entire understanding of the parties hereto and supersedes all other Agreements; oral or written, prior to, or contemporaneous with, express or implied, between the parties hereto with respect to the subject matter hereof.

C. No change alternation, modification or addition to this Agreement shall be effective unless in writing and duly executed by the parties hereto.

D. Except as otherwise expressly provided herein, neither this Agreement nor any of the rights, interest or obligations hereunder shall be assigned or otherwise transferred by either party hereto without prior written consent of the other party.

E. Failure by a party to this Agreement to asset its rights under this Agreement shall not be deemed a waiver of any future rights under this Agreement.

F. If any provision(s) of this Agreement is determined to be illegal, invalid or unenforceable under any applicable statute or rule of law, it is to that extent omitted from this Agreement. The remainder of this Agreement shall remain in full force in effect to the maximum extent possible.



IN WITNESS WHEREOF:

PAMET SYSTEMS INC.				SUMARIA SYSTEMS, INC.

By:	(s) Kirke S. Curtis			By:	_(s) Venilal Sumaria_

Title:	_CEO_______________			Title:	__President_________

Date:	_4/18/02___________			Date:	__4/17/02____________

Exhibit 10.14  Factoring Agreement with Pacific Business Funding dated June 4,
2002

Pacific Business Funding
20195 Stevens Creek Boulevard, Suite #220
Cupertino, California  95014
Tel. (408) 255-9300     "      Fax (408) 255-9313

FACTORING AGREEMENT

This Factoring Agreement (the "Agreement"), dated as of  June 4, 2002  , is
entered into by and between   Pamet Systems, Inc.   a     [ 0 corporation,  0
partnership, 0 sole proprietorship] ("Seller") having its principal place of business and chief executive office at the address set forth below Seller's signature, and Pacific Business Funding, a division of Cupertino National Bank ("Purchaser") having an office at the address identified above.

Capitalized terms used in this Agreement shall have the meanings assigned to them in Section 13, Definitions.

1.	Purchase of Accounts

1.1	Schedule of Accounts.  Seller may, at any time, request that Purchaser purchase Accounts. Any such request by Seller shall be made by delivering to Purchaser a Schedule of Accounts (the "Schedule of Accounts") which describes in detail the Accounts Seller is requesting Purchaser to purchase, including,
(a) the name and address of the Account Debtor of each such Account, (b) the amount owed by the Account Debtor of each such Account, and (c) the date and number of the invoice evidencing each such Account. Each Schedule of Accounts shall have attached to it an invoice for each Account described on the Schedule of Accounts, and shall be signed by an authorized representative of Seller.

1.2		 Discretionary Approval of Accounts.  Purchaser may, in its
sole discretion, purchase any Account included in a Schedule of Accounts, but is under no obligation to purchase any such Account. Purchaser may exercise its sole discretion in approving each Account and the credit of each Account Debtor before purchasing any Account.

1.3 Payment of Advances; Creation of a Book Reserve. Upon approval, in Purchaser's sole discretion, of any of the Accounts described on a Schedule of Accounts, Purchaser shall pay to Seller as the purchase price for any approved
Account   EIGHTY   percent ( 80 % ) of the face amount of such approved Account
(the "Advance"). Purchaser may, time to time, in its discretion, upon notice to Seller, change the percentage of the Advance. Upon payment of the Advance to Seller, Purchaser shall also create a reserve on Purchaser's book and records with respect to each Purchased Account in an amount equal to the face amount of the Purchased Account minus the Advance for such Purchased Account (the "Reserve"). Notwithstanding the foregoing, in no event shall the Reserve with respect to all Purchased Accounts outstanding at any time be less than
TWENTY   percent ( 20 % ) of the Account Balance.  Purchaser, may in its
discretion, upon notice to Seller, increase the percentage of the reserve at any time.

1.4	Transfer of Accounts.  At the time Purchaser pay the Advance with respect to any Account such Account shall constitute a Purchased Account, and Seller hereby absolutely sells, transfers and assigns to Purchaser, all of Seller's right, title and interest in and to each Purchased Account. Seller also hereby sells, transfer and assigns to Purchaser all of the goods represented by each Purchased Account, all of Seller's rights and remedies as an unpaid seller under the California Commercial Code and other applicable law, including the rights of stoppage in transit, replevin, reclamation, and claim and delivery, and all Seller's rights in and to all security for each such Purchased Account and guaranties thereof, and all rights against third parties with respect thereto. Any goods recovered or received by Seller shall be set aside marked with Purchaser's name, and held for Purchaser's account as owner.

1.5	Collection of Accounts.  Each Purchased Account shall be collected directly by the Purchaser. At the request of Purchaser, Seller and Purchaser shall jointly notify each Account Debtor by letter that Purchased Accounts owed by such Account Debtor have been assigned and are payable to Purchaser. Such notification shall be in form and substance satisfactory to Purchaser. Seller shall not take or permit any action to change or revoke any notification without Purchaser's prior written consent and shall not request any Account Debtor to pay any Purchased Account to Seller. Notwithstanding the foregoing, in the event Seller received any payments of any Purchased Accounts. Seller shall (A) immediately notify Purchaser of such payment, (B) hold such payment in trust and safekeeping for Purchaser, and (C) immediately turn over to Purchaser the identical checks, monies or any other forms of payment received, with any necessary endorsement or assignment. Purchaser shall have the right to endorse Seller's name on all payments received in connection with each Purchased Account and on any other proceeds of Collateral. If Purchaser receives a check or item which is payment for both a Purchased Account and a non-Purchased Account, the funds shall first be applied to the Purchased Account and, and so long as there does not then exist an Event of Default or an event that with notice or lapse of time would constitute an Event of Default, the excess shall be remitted to Seller. In the event Purchaser receives any other payments of non-Purchased Accounts, Purchaser shall remit to Seller the collections of such non-Purchased Accounts; provided, that if any Event of Default or event that with notice or lapse of time or otherwise would constitute an Event of Default then exists, Purchaser shall have no duty to remit any such collections, which collections constitute Collateral, and may apply such collections to reduce Obligations.

1.6	Full Recource.  The purchase by Purchaser of Purchased Accounts from
Seller shall be with full recource against Seller. Seller shall be liable for any deficiency in the event the Obligations exceed the amount of Purchased Accounts and the other Collateral.

2.	Fees and Customer Payments.

2.1	Finance Fees.  Seller shall pay to Purchaser on each Settlement Date, a finance fee in an amount equal to EIGHT TENTHS percent ( .8 %) per month of the average daily Account Balance outstanding during the Settlement Period ending on such Settlement Date (the "Finance Fees"). Such accrued Finance Fees shall be netted against the Reserve as described in Section 3.3,

2.2	Administrative Fees.  Seller shall pay to Purchaser on each Settlement
Date, an Administrative Fee equal to ONE HALF percent ( .5 % ) of the face amount of each Account purchased by Purchaser during the Settlement Period ending on such Settlement Date (the "Administrative Fee"). All Administrative Fees shall be netted against the Reserve as described in Section 3.3.

2.3	Maximum Lawful Rate.  In no event shall any charges that may constitute interest hereunder exceed the highest rate permitted under applicable law. In the event that a court of competent jurisdiction makes a final determination that Purchaser has received interest hereunder in excess of the maximum lawful rate, then such excess shall be deemed a payment of principal and the interest payable hereunder deemed amended to the amount payable under the maximum lawful rate.

2.4	Crediting Customer Payments.  Upon Purchaser's receipt of payment of a
Purchase Account, Purchaser shall promptly credit such customer payment (the Customer Payments") to the amount outstanding with respect to such Purchased Account. Notwithstanding the foregoing, if any Customer Payment is subsequently dishonored or Purchaser does not receive good funds for any reason, the amount of such uncollected Customer Payment shall be included in the Account Balance as if such Customer Payment had not been received, and Finance Fees shall accrue thereon, and the credit to the specific Purchased Account shall be reversed. Notwithstanding the foregoing, upon the occurrence of an Event of Default, Purchaser shall apply all Customer Payments to Seller's Obligations under this Agreement in such order and manner as Purchaser shall, in its sole discretion, determine.

2.5	Accounting.  Purchaser shall deliver to Seller after each Settlement
Date, a statement of Seller's account which shall include and accounting of the transactions of the Settlement Period, including the amount of all Finance Fees, Administrative Fees, Adjustments, Chargeback Amounts, Customer Payments and Purchased Accounts. The accounting shall constitute an account stated and shall be binding on Seller and deemed correct unless Seller delivers to Purchaser a written objection within thirty (30) days after such accounting is mailed to Seller.

3.	Adjustments, Chargebacks and Remittances.

3.1	Adjustments.  In the event  any Account Debtor asserts any offsets, defense, counterclaim, dispute, discount, allowance, right of return, right of recoupment, or warranty claim with respect to a Purchased Accounts, or pays less than the face amount of such Purchased Accounts (each, an "Adjustment"), Purchaser may, in its sole discretion, either (A) deduct the amount of the Adjustment in calculating the Remittance, or (B) chargeback to Seller the Purchased Account with respect to which the Adjustment is asserted. Seller shall advise Purchaser immediately upon learning of any Adjustment asserted by any Account Debtor.

3.2	Chargebacks.  Purchaser shall have the right to chargeback to Seller any Purchased Account:

    (A)which remains unpaid ninety (90) calendar days after the invoice dated;

    (B)with respect to which there has been a breach of any warranty, representation, covenant or agreement set forth in this Agreement;

    (C)with respect to which the Account Debtor asserts any Adjustment; or

    (D)which is owned by an Account Debtor who has filed, or has had filed against it, any bankruptcy case, insolvency proceeding, assignment of the benefit of creditors, receivership or insolvency proceeding, or who has become insolvent (as defined in the United States of Bankruptcy Code) or who is generally not paying its debts become due. Upon demand by Purchaser, Seller shall pay to Purchaser the full face amount of any Purchased Account which has been charge back to Seller pursuant to this Section 3.2, or the extent partial payment has been made, the amount by which the face amount of such Purchased Account exceeds such partial payment, together with any attorneys' fees and cost incurred by Purchaser in connection with collecting such Purchased Account (collectively, the "Chargeback Amount"). Purchaser shall advise Seller regarding how to Chargeback Amount shall be paid, which may be by any one or a combination of the following, in Purchaser's sole discretion: (1) payment in cash immediately upon demand;
    (2) deduction from or offset against any Remittance that would otherwise be payable to Seller; (3) payment from any Advances that may otherwise be made to Seller; (4) adjustment to the Reserve pursuant to Section 1.3 hereof; or (5) delivery or substitute Accounts and Schedule of Accounts acceptable to Purchaser, which Accounts shall constitute Purchased Accounts.

3.3	Remittance.  Purchaser shall remit to Seller after the Settlement Date, the amount, if any, which Purchaser owes to Seller at the end of the Settlement Period based on the following calculations set forth below (the "Remittance"); provided, that if there then exists any Event of Default or any event or condition that with notice or lapse of time would constitute an Event of Default, Purchaser shall not be obligated to remit any payment to Seller. If the amount resulting from the following calculation is a positive number, such amount is the amount of the Remittance for such Settlement Period. If the resulting amount is a negative number, such amount is the amount owed by Seller to Purchaser.

The calculations to be used are as follows:

    (A)The sum of the following:

        (1)The Reserve as of the beginning of the subject Settlement Period, plus

        (2)The Reserve created for each Account purchased during the subject Settlement Period;

    MINUS

    (B)	The sum of the following:

        (1)Finance Fees accrued during the subject Settlement Period; plus

        (2)Administrative Fees accrued during the subject Settlement Period;
        plus

        (3)Adjustments during the subject Settlement Period; plus

        (4) Chargeback Amounts, to the extent Purchaser has agreed to accept payment of any such Chargeback Amount by deduction from the Remittances; plus

        (5) All professional fees and expenses as set forth in the Section 10 for which oral or written demand has been made by Purchaser during the subject Settlement Period; plus

        (6)	The Reserve for the Account Balance as of the first day of the following Settlement Period in the minimum percentage set forth in
        Section 1.3 hereof.

    In the foregoing calculations result in a Remittance payable to Seller, Purchaser shall make such payment by check, subject to Purchaser's rights of offset and recoupment, and its right to deduct any Chargeback Amount as set forth in Section 3.2. If the foregoing calculations result in an amount due to Purchaser from Seller, Seller shall make such payment by any one or a combination of the methods set forth in Section 3.2 hereof for chagebacks, as determined by Purchaser in its discretion.

4. Power of Attorney. Seller hereby appoints Purchaser and its designees as Seller's true and lawful attorney in fact, to exercise in Purchaser's discretion, and regardless of whether an Event of Default is then existing, all of the following powers, such powers being coupled with an interest: (A) to notify all Account Debtors with respect to the Purchased Accounts to make payment directly to Purchaser; (B) to receive, deposit, and endorse Seller's name on all checks, drafts, money orders and other forms of payment relating to the Purchased Accounts; (C) to demand, collect, receive, sue and give releases to any Account Debtor for the monies due or which may become due on or in connection with the Purchased Accounts; (D) to compromise, prosecute, or defend any action, claim, case, or proceeding relating to the Purchased Accounts, including the filing of a claim or the voting of such claims in any bankruptcy case, all in Purchaser's name or Seller's name, as Purchaser may elect; (E) to sell, assign, transfer, pledge, compromise, or discharge any Purchased Accounts; (F) to receive, open, redirect and dispose of all mail addressed to Seller for the purpose of collecting the Purchased Accounts and to take all the actions permitted in subsection (B) above with respect to any payment in any such mail; (G) to execute in the name of Seller and files against Seller in favor of Purchaser such financing statements and other agreements as Purchaser deems necessary to evidence or perfect is security interest in the Purchased Accounts and the other Collateral; and (H) to do all acts and things necessary or expedient, in furtherance of any such purposes. Upon the occurrence of an Event of Default, all of the power of attorney rights granted by Seller to Purchaser hereunder shall be applicable with respect to all Collateral.

5. Continuing Representation, Warranties and Covenants. To induce Purchaser to enter into this Agreement and purchase Accounts, and with full knowledge that Purchaser is relying on the truth accuracy of the following in determining whether to purchase any Account, Seller represents, warrants, covenants and agrees as follows, which representations, warranties, covenants and agreements shall survive the execution and delivery of this Agreement:

    (A) The information contained in each Schedule of Accounts is true and correct;

    (B) Each Schedule of Accounts is signed by an authorized representative of Seller, and Purchaser shall have the right to rely on such signature as an authorized signature of Seller;

    (C) Seller is the sole and absolute owner of each Account described in each Schedule of Accounts and has the legal rights to sell, transfer, and assign such Account to Purchaser;

    (D) Seller has performed all obligations required by the Account Debtor in connection with each Account described in each Schedule of Accounts and payment of each such Account is not contingent upon the fulfillment of any obligation or contract, past or future;

    (E) Each Account described on each Schedule of Accounts is correctly stated therein, is not in dispute, is presently and unconditionally owing at the time stated in the invoice evidencing such Account as attached to the Schedule of Accounts, is not past due or in default, represent a bona fide indebtedness arising from the actual sale of goods or performance of service to an Account Debtor in the ordinary course of Seller's business which has been received and finally accepted by the Account Debtor;

    (F) Each Account set forth on each Schedule of Accounts is not subject to any offset, defense or counterclaim of any kind, whether bona fide or otherwise, and no agreement has been made under which the Account Debtor my claim any deduction or discount except as otherwise stated in the Schedule of Accounts;

    (G) Each Account Debtor identified on each Schedule of Accounts is liable for the amount set forth on such Schedule of Accounts and will not be object to payment for, or the quality or the quantity of the goods or services to which any Account described on such Schedule of Accounts relates;

    (H) Seller, and the Seller's best knowledge, each Account Debtor set forth in each Schedule of Accounts, is and shall remain in that the present saleable value of such entity's assets exceeds the total of such entity's liabilities;

    (I) Seller has not, as of the time Seller accepts an Advance from Purchaser, filed or had filed against it a petition for relief under the United States Bankruptcy Code;

    (J) Each Account and all other Collateral are free and clear of any and all liens, security interest and encumbrances of any kind, other than those in favor of Purchaser and Seller will not assign, transfer, or grant any lien or security interest in any Accounts or other Collateral to any other party, without Purchaser's prior written consent;

    (K) Seller has not sold, assigned, transferred, pledged or otherwise conveyed any Purchased Accounts to any party other than Purchaser, and Seller shall not sell, assign, transfer, pledge or otherwise convey any Collateral without Purchaser's prior consent, except for the of Accounts to Purchaser and the sale of finished inventory in Seller's normal course of business;

    (L) Seller's name and form of organization are as set forth at the beginning of this Agreement, and Seller's chief executive office, place of business and place where Collateral and records concerning Accounts and other Collateral are kept are as set forth below Seller's signature, and Seller will give Purchaser at least thirty (30) days prior written notice if such name, organization, place of business, location of Collateral or records concerning Collateral is to be changed or added and shall execute any documents necessary to perfect Purchaser's interest in the Purchased Accounts and the other Collateral; and

    (M) Seller shall pay all of its normal gross payroll for employees, and all federal and state taxes, as and when due, including all payroll and withholding taxes and state sales taxes.

6. Grant of Security Interest. To secure the prompt payment and performance of all of Seller's Obligations to Purchaser, Seller hereby grants to Purchaser a continuing lien upon and security interest in, and right of set off with respect to, all of Seller's right, title and interest in, to and under the following, whether now owned by or owing to, or hereafter acquired by or arising in favor of, Seller, and regardless of where located (collectively the "Collateral"):

    (A) All accounts, accounts receivable, chattel paper, contract rights, documents, instruments, letter of credit, banker's acceptances, drafts, securities and general intangibles, including all claims, causes of action, deposit accounts, rights to receive tax refunds, rights in and claims under insurance policies (including rights to unearned premiums), customer lists, copyrights, patents, trademarks, license agreements, goodwill associated with trademarks and trademark licenses, and other intellectual property of every kind and other rights to payment;

    (B) All inventory;

    (C) All monies, remittances, and other amounts due under this Agreement and any other agreement between Purchaser and Seller;

    (D) All equipment, machinery, motor vehicles, furniture, fixtures, tools and supplies;

    (E) All investment securities;

    (F) All farm products, crops, timber, minerals and like (including oil and gas);

    (G) All books and records relating to the foregoing, including all computer programs, printed output and computer readable data;

    (H) All accessions to, and substitutions and replacements for, all of the foregoing; and

    (I) All proceeds and products of the foregoing, whether due to voluntary or involuntary disposition, including insurance proceeds. Seller shall sign and deliver to Purchaser UCC financing statements, in form acceptable to Purchaser. Seller agrees to deliver to Purchaser the originals of all instruments. chattel paper and documents evidencing or related to Purchased Accounts and other Collateral.

7. Default. The occurrence of any one or more of the following shall constitute an event of default under this Agreement (each, an "Event of Default"):

    (A)	Seller fails to pay any amount owed to Purchaser an and when due under this Agreement or fails to pay any other Obligations as and when due;

    (B)	Any warranty or representation by Seller to Purchaser under this
    Agreement is incorrect or untrue when made or thereafter becomes untrue or incorrect;

    (C)	Seller fails to perform or breaches any covenant or agreement set forth in this Agreement or any other agreement between Purchaser and Seller;

    (D)	There shall be commenced by or against Seller any voluntary or involuntary case under the United States Bankruptcy Code, or any assignment for the benefit of creditors, or appointment of a receiver or custodian for any of Seller's assets;

    (E)	Seller shall become insolvent in that its debts are greater than the fair value of its assets, or Seller is generally not paying its debts as they become due or is left with unreasonably small capital;

    (F)	Any involuntary lien, garnishment, attachment or the like is issued against or attaches to the Purchased Accounts or the other Collateral;

    (G)	An event of default shall occur under any guaranty executed by any guarantor of the Obligations, or any material provision of any such guaranty shall for any reason cease to be valid or enforceable or any such guaranty shall be repudiated or terminated, including by operation of law; or

    (H)	A default or event of default shall occur under any agreement between
    Seller and any creditor or Seller who has entered into a subordination agreement with Purchaser.

8. Remedies Upon Default. Upon the Occurrence of an Event of Default, Purchaser may, without notice, (A) without implying any obligation to by Accounts, cease buying Accounts; (B) accelerate the payment of all Obligations by requiring Seller to purchase all or any portion of the Purchased Accounts then outstanding for cash in an amount equal to the Advance made for each Purchased Account and all accrued Finance Fees, Administrative Fees, attorneys' fees and other Obligations then outstanding, which Obligations shall be due and payable in full without demand; (C) exercise all the rights and remedies under this Agreement and under applicable law, including the rights and remedies of a secured party under the California Commercial Code. Without limiting the generality of the foregoing, Purchaser may (1) exercise all of the power of attorney rights described in Section 4 with respect to all Collateral, and (2) collect, dispose of, sell, lease, use, and realize upon all Purchased Accounts and other Collateral in any commercially reasonable manner. Seller and Purchaser agree that any notice of sale required to be given to Seller shall be deemed to be reasonable if given five (5) days prior to the date on or after which any sale may be held. All remedies set forth herein shall be cumulative and none exclusive.

9. Accrual of Interest. If any amount owed by Seller hereunder is not paid when is due, including any amounts due under Section 3.3, Chargeback Amounts, professional fees and expenses under Section 10 and any other Obligations, such amounts shall bear interest at a per annum rate equal to the rate used to calculate the Finance Fees, annualized, until Payment in good funds in the full of all such obligations.

10. Attorneys' Fees. Seller shall pay to Purchaser immediately upon demand, all costs and expenses, including reasonable fees and expenses of attorneys and other professionals, that Purchaser incurs in connection with any and all of the following: (A) preparing, amending, supplementing, negotiating and enforcing this Agreement, or any other agreement executed in connection herewith; (B) perfecting, protecting or enforcing Purchaser's interest in the Purchased Accounts and the other Collateral; (C) Collecting the Purchased Accounts and the Obligations; (D) defending or in any way addressing claims made or litigation initiated by or against Purchaser as a result of Purchaser's relationship with Seller or any guarantor; and (E) representing Purchaser in connection with any bankruptcy case or insolvency proceeding involving Seller, any Purchased Account, any other Collateral or Account Debtor. Any Attorneys' fees and expense may, at Purchaser's option. be netted against the reserve as set forth in Section 3.3.

11. Term and Termination. The term of this Agreement shall be for one (1) year from the dated hereof, and from year to year thereafter unless terminated in writing by Purchaser or Seller. Seller and Purchaser shall each have the right to terminated this Agreement at any time. Notwithstanding the foregoing, any termination of this Agreement shall not affect Purchaser's security interest in the Collateral and Purchaser's ownership of the Purchased Accounts, and this Agreement shall continue to be effective, and Purchaser's rights and remedies hereunder shall survive such termination, until all transactions entered into and Obligations incurred hereunder or in connection herewith have been completed and satisfied in full.

12. Miscellaneous.

12.1 Severability. In the event that any provision of this Agreement is held to be invalid or unenforceable, this Agreement will be construed as no containing such provision and the remainder of the Agreement shall remain in force and effect.

12.2 Choice of Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of California, without giving effect to principles of conflicts of law.

12.3 Notices. All notices shall be given to Purchaser and Seller at the addresses set forth in this Agreement and shall be deemed to have been delivered and received: (A) if mailed, three (3) calendar days after deposited in the United States mail, first class, postage prepaid; (B) one (1) calendar day after deposit with an overnight mail or messenger service; or (C) on the same date of transmission if sent by delivery, telecopy, telefax, or telex.

12.4 Titles and Section Headings. The titles and section headings used herein are for convenience only and shall not be used in interpreting this Agreement.

13. Definitions. All terms used herein which are defined in the California Uniform Commercial Code shall have the meaning given therein unless otherwise
defined in this Agreement.   The term "including" is not limiting or exclusive.
When used herein, the following terms shall have the following meanings.

13.1 "Account" shall mean all accounts, accounts receivable, chattel paper, contract rights, documents, general intangibles, instruments, letters of credit, banker's acceptances, and other rights to payment, and proceeds thereof.

13.2 "Account Balance" shall mean, on any given day, the gross face amount of all Purchased Accounts unpaid on that day.

13.3 "Account Debtor" shall have the meaning set forth in the California Commercial Code and shall include any person liable on any Purchased Account, including any guarantor of the Purchased Account and any issuer of a letter of credit or banker's acceptance.

13.4 "Adjustment(s)" shall have the meaning set in Section 3.1.

13.5 "Administrative Fee" shall have the meaning as set forth in Section 2.2.

13.6 "Advance" shall have the meaning set forth in Section 1.3.

13.7 "Chargeback Amount" shall have the meaning set forth in Section 3.2.

13.8 "Collateral" shall have the meaning set forth in Section 6.

13.9 "Customer Payments"  shall have the meaning set forth in Section 2.4.

13.10 "Event of Default" shall have the meaning set forth in Section 7.

13.11 "Finance Fees" shall have the meaning set forth in Section 2.1.

13.12 "Schedule of Accounts" shall have the meaning set forth in Section 1.1.

13.13 "Obligations" shall mean all advances, obligations, indebtedness and duties owing by Seller to Purchaser of any kind or nature, present or future arising under or in connection with this Agreement entered into between Purchaser and Seller, weather direct or indirect, including all Advances, Finance Fees, Administrative Fees, Chargeback Amounts, attorneys' fees and expenses.

13.14 "Purchased Accounts" shall mean all Accounts identified on any Schedule of Accounts delivered by Seller to Purchaser with Purchaser elects to purchase and for which Purchaser makes an Advance, and all monies due or to become due thereunder.

13.15 "Remittance" shall have the meaning set forth in Section 3.3.

13.16 "Reserve" shall have the meaning set forth in Section 1.3.

13.17 "Settlement Date" shall mean the last calendar day of each Settlement Period.

13.18 "Settlement Period" shall mean each calendar  month of each year.


IN WITNESS WHEREOF, Seller and Purchaser have executed this Agreement on the day and year written above.



"PURCHASER'	"SELLER"

PACIFIC BUSINESS FUNDING, a division of Cupertino National Bank	By

By		Title

Title
Address of Seller, Chief Executive Office and Location of Collateral
Street:

Other Locations of Collateral, if any, in Addition to Above:

		City:

		State:

		Zip Code:

		Telephone No.: (                )

		Facsimile No.:    (               )

Exhibit 99.1 Certification of Chief Executive Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Exhibit 99.1 Certification of Principal Financial Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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