Form 10-Q
period 2002-09-30
PAMET SYSTEMS INC
filed 2003-03-03
CIK 868268

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                           ______________________________

                                     FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended September 30, 2002

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
                                                     Yes____ No__X___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

        Title of each class                   Number of shares outstanding
           Common stock                                4,437,976
        ($.01 par value)

Transitional Small Business Disclosure Format
     YES________ NO__X___

                                PAMET SYSTEMS, INC.

                            FORM 10-QSB TABLE OF CONTENTS


    Part I  Financial Information

        Item 1  Financial Statements

             Condensed Balance Sheets
             September 30, 2002 and December 31, 2001

             Condensed Statements of Operations
             for the quarters ended September 30, 2002 and 2000 and nine month periods ended
             September 30, 2002 and 2001

             Condensed Statement of Cash Flows
             for the nine months ended September 30,
             2002 and 2001

        Item 2  Management's Discussion and Analysis of
                Financial Condition or Plan of Operations

    Part II Other Information

        Item 1  Legal Proceedings

        Item 2  Changes in Securities

        Item 3  Defaults Upon Senior Securities

        Item 4  Submission of Matters to a Vote of Security Holders

        Item 5  Other Information

        Item 6  Exhibits and Reports on Form 8-K

        Signature(s)

        Certifications

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
PAMET SYSTEMS, INC.
Condensed Balance Sheets                     September 30,     December 31,
                                                     2002             2001
                                             ------------      ------------
CURRENT ASSETS                                        (unaudited)

        Cash                                       $5,826            $3,537
        Accounts receivable, net of allowance
         for doubtful accounts of $170,000;
         and factored receivables of
         $218,552 and $33,500, respectively       224,209           442,803
        Accounts receivable, factored              75,443             6,700
        Inventory, net of reserve of $10,662       40,300             4,079
        Prepaid expenses and other current
         assets                                    38,132           128,438
                                                   ------           -------
                 TOTAL CURRENT ASSETS             383,910           585,557

PROPERTY AND EQUIPMENT, net                        36,510            61,602
DEPOSITS                                           82,145            82,145
                                                   ------            ------
                 TOTAL ASSETS                    $502,565          $729,304
                                                  =======          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt,
         net of discount                       $1,820,533          $823,242
        Notes payable to related party            182,500            25,000
        Accounts payable, trade                 1,187,795           922,042
        Accounts payable, related parties          62,819            41,915
        Current portion of accrued interest
         payable on long-term debt                391,799           235,388
        Current portion of deferred gain on
         sale of land and building                 42,614            42,614
        Accrued expenses                          750,973           872,884
        Deferred software maintenance revenue
         and unearned revenue                     885,368           677,028
                                                  -------           -------
                TOTAL CURRENT LIABILITIES       5,324,401         3,640,113

ACCRUED INTEREST PAYABLE on long-term debt,
    net of current portion                         30,732            57,735
DEFERRED GAIN on sale of land and building,
    net of current portion                        121,313           153,274
LONG TERM DEBT, net of current portion and
    discount                                      648,061         1,344,163
                                                  -------         ---------
                TOTAL LIABILITIES               6,124,507         5,195,285
                                                ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $.01 par value,
         1,000,000 shares authorized,
         none issued                                                   ---
        Common Stock, $.01 par value,
         30,000,000 shares authorized;
         issued and outstanding
         4,437,976 shares at September 30,
         2002 and December 31, 2001                44,380           44,380
        Additional paid-in Capital              8,673,496        8,673,496
        Accumulated deficit                   (14,339,818)     (13,183,857)
                                               ----------       ----------
               TOTAL STOCKHOLDERS DEFICIT      (5,621,942)      (4,465,981)
                                                ---------        ---------
               TOTAL LIABILITIES AND
               STOCKHOLDERS DEFICIT              $502,565         $729,304
                                                  =======          =======

See accompanying "Notes to Financial Statements (Unaudited)"

Item 1 - Financial Statements
PAMET SYSTEMS, INC.


Statements of Operations
  (Unaudited)


                                Three Months Ended      Nine Months Ended
                                  September 30,            September 30,
                                -------------------   ----------------------

                                  2002       2001        2002        2001
Net sales                       $364,027   $715,405   $1,120,338  $1,422,439
Cost of product                    8,318    139,996      124,025     256,375
                                 -------    -------    ---------   ---------
                                 355,709    575,409     $996,313   1,166,064

Operating expenses:
  Personnel costs                519,525    444,273    1,435,455  $1,477,230
  Rent, utilities, telephone      52,278     48,940      143,777     150,162
  Travel and entertainment        10,025     32,008       35,695      82,144
  Professional fees               63,251     39,892      119,491     245,013
  Depreciation and amortization    8,364     27,992       25,093      84,784
  Research and development           138      9,049        2,159     114,634
  Other operating expenses        44,149     64,934      147,620     130,232
                                 -------    -------    ---------   ---------
Total operating expenses         697,730    667,088    1,909,290   2,284,199

                                 -------    -------    ---------   ---------

Income(loss) from operations    (342,021)   (91,679)    (912,977) (1,118,135)

Interest income(expense), net    (97,539)   (52,652)    (242,983)   (152,978)
Gain on Sale of Fixed Assets          --         --           --       2,402

Net income(loss)               $(439,560) $(144,331) $(1,155,960)$(1,268,711)
                                 =======    =======    =========   =========

Earnings(loss) per weighted
   average common share            $(.10)     $(.03)       $(.26)      $(.29)
                                     ===        ===          ===         ===

Weighted average shares used
   in computing earnings per
   share                        4,437,976  4,355,554    4,437,976   4,355,554
    earnings per share




See accompanying "Notes to Financial Statements (unaudited)"


Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                   Nine Months Ended
                                     September 30, 2002  September 30, 2001
                                     ------------------  ------------------


Operating Activities:

Net loss                                    $(1,155,960)         $(1,268,711)

Adjustments to reconcile net loss to
 net cash used for operating activities:
        Deferred gain on sale of land
         and building                           (31,961)            (31,961)
        Depreciation and amortization            25,093              84,784
        Gain on sale of property and
         equipment                                   --              (2,402)
        Amortization of discount on
	   long-term debt                        39,303                  --

Changes in operating assets and
 liabilities:
        Accounts receivable, trade              218,594            (494,650)
        Accounts receivable, factored           (68,743)             14,770
        Inventory                               (36,221)              6,101
        Prepaid expenses and other current
         assets                                  90,306             (31,729)
        Deposits                                     --               2,540
        Due to factor                                --             (36,199)
        Accounts payable, trade                 265,753              39,493
        Accounts payable, related party          20,904              16,855
        Accrued interest payable on
         long-term debt                         146,292             102,899
        Accrued expenses                       (121,911)            203,675
        Deferred software maintenance
         revenue and unearned revenue           208,340             325,066
                                                -------             -------

        Total adjustments                       755,749             199,242

        Net cash used for operating
         activities                            (400,211)         (1,069,469)

Investing activities:

        Expenditures for property and
         equipment                                   --              (2,904)
        Proceeds from the sale of property
         and equipment                               --               3,860
                                                  -----               -----
        Net cash provided by/(used for)
         investing activities                        --                 956
                                                  -----               -----



Item 1 - Financial Statements
PAMET SYSTEMS, INC.

Statements of Cash Flows
  (Unaudited)

                                                   Nine Months Ended
                                      September 30, 2002 September 30, 2001
                                      ------------------ ------------------

Financing activities:

        Proceeds from long-term debt-
         convertible promissory notes          245,000              814,149
        Proceeds from related party notes      182,500                   --
        Payment of related party notes          25,000
        Issuance of capital stock                   --              257,729
                                               -------              -------
        Net cash provided by financing
          activities                           402,500            1,071,878
                                               -------            ---------

        Net increase in cash                     2,289                3,365

        Cash at beginning of period              3,537                1,507
                                                 -----               ------
        Cash at end of period                   $5,826               $4,872
                                                 =====                =====

 Supplemental disclosure of cash flow
  information:

        Cash paid for interest:                $63,254              $59,769
                                                ======               ======

Summary of non-cash financing activities:

Accrued interest-long-term convertible
 promissory note converted to long-term
 convertible promissory note                   $16,884                  --
                                                ======             =======
Note payable-related party converted to long
 term convertible promissory note                   --            $385,000
                                                ======             =======




See accompanying "Notes to Financial Statements (Unaudited)

PAMET SYSTEMS, INC.
Notes to Condensed Financial Statements
(Unaudited)


Note (1) Statement Presentation

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine month periods then ended and cash flows for the nine month period then ended. There were no material unusual charges or credits to operations during the recently completed fiscal quarter.

The results reported for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations which may be expected for the entire year.

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

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows-based applications. During the nine month period ended September 30, 2002, the Company received $245,000 through the issuance of long-term convertible promissory notes to three investors with an interest rate of 7%. Finally, the Company entered into a Commercial Services Agreement with a vendor pursuant to which eight of the Company's employees became employees of the vendor and were leased back to the Company. Under the agreement, the vendor will bill the Company quarterly for the employees who are working exclusively on projects for the Company. The original agreement, which expires on December 31, 2002, specifies repayment in cash or in the equivalent value of Company common stock, at the discretion of Management. Subsequent to June 30, 2002, the Company received $260,000 through the issuance of additional senior long-term convertible promissory notes to this vendor with an interest rate of 7%, renegotiated the Commercial Services Agreement extending its term to July 31, 2003 and changing repayment options for services provided before October 1, 2002 to cash or Company common stock at the vendor's option and to a senior convertible promissory note for services provided on or after October 1, 2002, and is presently negotiating to extend all existing convertible promissory notes maturing in 2002 and 2003 to September 30, 2005. The renegotiated Commercial Services Agreement calls for extending 95% of the Company's existing convertible promissory notes maturing in 2002 and 2003. In addition to the $260,000 in cash, the same vendor also committed up to $740,000 in services under the renegotiated Commercial Services Contract. The Board members are willing to seek additional funding, as needed. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's marketing efforts will be successful.

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

The Company's revenues for the three month period ended September 30, 2002 decreased 49.1% from the three month period ended September 30, 2001 resulting in year-to-date 2002 revenues that are $302,101 or 21.2% less than in 2001. The slowdown in the demand which the Company began to feel in the second half of 2000 persisted throughout 2001 and 2002. Management believes that public safety agencies are being forced to defer decisions to replace aging and/or inadequate technology infrastructure and application software until economic conditions stabilize and improve. State revenue shortfalls are forcing cuts in state aid to cities and towns which are the majority of the Company's customers. These cuts are forcing municipalities to delay capital expenditures.

The current economic conditions and the more stable state of the Windows product suite caused the Company to refocus early in 2002. As a result of the lukewarm reception the Windows product received upon its initial release in 1999 due to a lack of robustness and functionality, the Company invested a great deal of its resources in 2000 and 2001 on product enhancements and improvements. In 2002 the product suite finally realized its original promise, gaining acceptance from the Company's legacy customers as well as new customers. Recent product releases improve its ease of use and substantially extend its capabilities. As a result, the Company has received certification from three states for its police records system's incident-based reporting (NIBRS) capabilities and certification from the Massachusetts Fire Marshall for the fire records system's advanced national reporting (NFIRS 5.0) capabilities. The Company has also developed utilities to convert customer data files from older systems, which eases the transition for agencies. This newly competitive product line has allowed the Company to accelerate the rate of legacy product migrations late in 2002 and has improved Pamet's reputation in the user community.

While the suite of products wi11 continue to be enhanced and maintained, the resources required to do so are substantially less than those needed to create the product initially. In keeping with the general shift from product creation to product enhancement, sales and marketing, the Company's Board of Directors decided early in 2002 to bring in a new Chief Executive Officer (CEO) experienced in growing small technology companies. The new CEO came on board during the second quarter of 2002 and initially focused on reducing expenses and increasing revenues, while realigning resources to support a more aggressive sales and marketing program. During 2002, the new CEO worked to stabilize the Company's financial picture and is currently negotiating to extend and restructure the long-term debt while improving cash flow with a new $1,000,000 receivables financing credit facility. Also, in the second quarter of 2002, the Company entered into a Commercial Services Agreement with a vendor under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor invoices the Company quarterly for the cost of the employees who are working on projects exclusively for the Company. Subsequent to September 30, 2002, this agreement was renegotiated extending its term from December 31, 2002 to July 31, 2003. Under the renegotiated agreement, amounts due for services performed in the second and third quarters of 2002 will be repaid, at the vendor's discretion, in cash or Company common stock at a conversion rate of $.115 per share. The value of the Commercial Services Agreement for October 1, 2002 through July 31, 2003 is limited to an additional $740,000 and will be repaid with senior convertible debt. In addition, the Company received an additional $260,000 from the vendor in return for an additional senior convertible debt of like principal amount.

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

Also during the third quarter of 2002, the Company finished paying the IRS for all outstanding payroll tax liabilities from Q3 2001, Q4 2001 and Q1 2002. Early in the third quarter of 2002 the IRS placed a tax lien on the Company for these outstanding taxes, but with their full payment later in the quarter Management expects that the IRS will be lifting the lien shortly. The lien has had no known material impact on the Company's busines. Additionally, the Massachusetts Department of Labor (MDOL) undertook an audit of the Company's 401(k) plan during the third quarter of 2002. While the MDOL has not yet issued its final report, the Company expects the results of the audit will have no material impact on the Company's financial position.

Management believes the Company's product development efforts during the past five years position the Company to expand its business as more and more prospective customers retire legacy systems (e.g., ones built on MS-DOS, IBM AS/400, DEC VAX/Alpha, etc.). Management also believes that it is possible that grant programs will be announced as Homeland Security funding expands to encompass the technology needs of first responders. In addition, the continuing growth in the number of E911 centers, heightened emphasis on crime in most communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support Management's belief that the market for the Company's products will continue to grow. The Company has also seen increased emphasis on the coordination of public safety systems between neighboring town, county, and state police organizations. The Company's products are designed and marketed with the option to be used in this type of regional application. Nevertheless, there can be no assurance that the Company will benefit from or be able to take advantage of these benefits.

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

Three Months Ended September 30, 2002 vs. Three Months Ended September 30,
2001

Net sales for the three month period ended September 30, 2002 (the 2002 period) decreased 49.1% to $364,027 from $715,405 for the three month period ended September 30, 2001 (the 2001 period). The sales for the 2002 period reflected significant decreases in system software, mobile, and software support revenues. Software support revenues decreased 11.5% to $250,155 from $282,628
in the 2001 period.   The decrease in software support revenues is due in part
to the fact that the Company stopped billing support fees for the Company's third-party mobile software provider in July. Instead the provider now bills the support fees directly to the end-user. In prior years, the Company was charged support for the end-users by the third-party vendor and, in turn, rebilled this support to the end-users. The new billing arrangement reduces the total revenues, cost of sales and gross margin of the Company. Partially offsetting the impact of the direct billing of mobile support to the end-user is the higher support rates charged in 2002 to VMS customers who have historically paid 14% of the system software purchase price. For the period July, 2002 through June 2003, this rate was raised to 19% consistent with the rate charged Windows customers. Pamet Systems continued to see steady support from its installed base as VMS customers continued to migrate to the Windows products. These VMS customers receive the Windows software at no charge, however, they must pay for installation, training, and data conversion.

Cost of product decreased 94.1% or $131,668 to $8,318 for the 2002 period from $139,996 for the 2001 period as a result of the support billing changes described above, the reduction in lower margin mobile sales, and the overall trend toward software only sales for all products. Agencies are increasingly purchasing systems through state bid list contractors. These contractors partner with the Company and provide off-the-shelf hardware that combined with Pamet Systems software offers a complete solution for the customer. This arrangement reduces total revenues for the Company since the contractor takes the hardware revenue, but significantly increases margins since hardware margins are typically much lower than the Company's software margins. The result of the above changes was an increase in gross margin from 80.4% in the 2001 period to 97.7% in the 2002 period.

Operating expenses reflected a increase of $30,642 or 4.6% to $697,730 for the 2002 period from $667,088 for the 2001 period. The most significant factors in this increase were personnel expenditures and professional fees. The increases were partially offset by decreases in travel, depreciation and other operating expenses.

Personnel costs increased 16.9% or $75,252 to $519,525 for the 2002 period compared to $444,273 for the 2001 period. This increase can be attributed to the accrual of severance pay for two employees laid off on September 30, 2002, a bonus accrual for the new CEO, the added expense of an additional employee in Engineering and the increased costs associated with the Commercial Services Agreement. Rent, utilities and telephone increased $3,338 to $52,278 in the 2002 period from $48,940 for the 2001 period. A rent increase specified in the lease of the headquarters building took effect in September 2002 and a significant increase in electric usage during the summer months explain the additional expense. Travel and entertainment expenses decreased 68.7% to $10,025 for the 2002 period from $32,008 for the 2001 period. The decrease can be attributed to a reduction in installations outside the Northeast and decreased trade show attendance during the quarter. Professional fees increased 58.6% to $63,251 for the 2002 period from $39,892 for the 2001 period as the new CEO was initially compensated on a contract basis during the 2002 period. Depreciation expense decreased 70.1% to $8,364 for the 2002 period from $27,992 for the 2001 period. All capitalized software development costs were fully amortized in the 2001 period resulting in a significant decrease in 2002 expense. External research and development expenditures reflected a decrease of $8,911 or 98.5% to $138 for the 2002 period from $9,049 in the 2001 period. The Company continues to focus on using internal resources to complete the development work on the Windows product line, both to build an in-house staff to support ongoing product enhancements and extensions and to keep expenditures in line with revenues. The internal team of engineering and support resources are focusing on delivering advanced product capabilities and migrating customers from the VMS system to the Windows product. Other operating expenses decreased 32.0% to $44,149 for the 2002 period from $64,934 for the 2001 period. A significant part of the decrease can be attributed to a decrease in tax penalties.

Net interest expense for the 2002 period was $97,539 compared to $52,652 for the 2001 period. This increase is the result of increased outstanding convertible debt and the amortization of the discount on long-term convertible notes issued with detachable warrants.

The net loss for the 2002 period was $(439,560) or $(.10) per share compared to net loss of $(144,331) or $(.03) per share for the 2001 period. The increased loss resulted from the reduced sales and increased expenses in the 2002 period.


Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Net sales for the nine month period ended September 30, 2002 (the 2002 period) of $1,120,338 decreased $302,101 or 21.2% from net sales of $1,422,439 for the nine months ended September 30, 2001 (the 2001 period). Increases in software support and migration revenues were offset by decreases in system software, mobile, and imaging revenues. During the first nine months of 2002 the Company continued to feel the effects of the general economic slowdown and the hesitance in the public safety marketplace to invest in new software and infrastructure until economic conditions stabilize. Software support revenues increased 3.8% to $789,155 for the 2002 period from $760,896 for the 2001 period reflecting the fact that the increases from a larger customer base and higher rates are being offset by the direct billing of mobile software support by the Company's third-party vendor for the July 2002 through June 2003 period. Support revenues accounted for 70.4% of sales in the 2002 period as compared to 53.5% of sales in the 2001 period. Cost of product decreased 51.6% to $124,025 for the 2002 period from the $256,375 for the 2001 period resulting in a gross margin increase to 88.9% for the 2002 period from 82.0% for the 2001 period. The improvement in margin can be attributed to software only sales, the increase in high margin support revenues, and improved software support margins resulting from the cessation of billing for third-party mobile support.

Net operating expenses decreased $374,909 or 16.4% to $1,909,290 for the 2002 period compared to $2,284,199 for the 2001 period. As part of Management's efforts to make the Company profitable, the Company instituted broad cost cutting measures. The 2.9% reduction in personnel spending from $1,477,230 in the 2001 period to $1,435,455 in the 2002 period can be attributed to attrition and lay offs, although severance costs for employees laid off at the end of the 2002 period partially offset the reductions. Rent, utilities and telephone decreased $6,385 or 4.3% to $143,777 in the 2002 period from $150,162 in the 2001 period due to a reduction in telephone expense due to lower rates and reduced headcount. Travel and entertainment decreased 56.5% to $35,695 in the 2002 period from $82,144 in the 2001 period reflecting decreases in all areas except employee mileage. These reductions are the result of decreased installations and support outside the Northeast, attendance at fewer trade shows and stricter guidelines on travel spending. Professional fees decreased 51.2% to $119,491 in the 2002 period from $245,013 in the 2001 period. 2001 consulting spending included one-time expenses from hiring professional assistance with the Company's business plan and a financial consultant to evaluate capital funding alternatives. The Company did not incur these type of expenses in 2002. Offsetting these decreases was the cost of the new CEO who worked during the second and third quarters of 2002 on a consulting basis. Depreciation expense decreased 70.4% from $84,784 in the 2001 period to $25,093 in the 2002 period. The capitalized software development from the Windows development effort was fully amortized in 2001 resulting in the decrease in 2002 spending. External research and development costs decreased 98.1% in 2002 to $2,159 from $114,634 in the 2001 period. The Company is using internal engineering and support resources to complete the Windows development effort. The increase of $17,388 or 13.4% in other operating expenses is attributable to the 2001 reduction in the reserve for uncollectible accounts resulting from the payment of several old invoices which reduced expenses in the 2001 period. The 2002 period did not reflect a similar expense reduction. However, the 2002 period did reflect lower spending for tax penalties and marketing expenses.

Net interest expense was $242,983 for the 2002 period compared to $152,978 for the 2001 period. This increase can be attributed to increased convertible debt outstanding which accrues interest at 11% or 7% and the amortization of discounts on convertible debt with detachable warrants.

The net loss for the 2002 period was $(1,155,960) or $(.26) per share compared to a net loss of $(1,268,711) or $(.29) per share for the 2001 period.


Liquidity and Capital Resources

The Company had a working capital deficit of $(4,940,491) at September 30, 2002 compared to $(3,054,556) at December 31, 2001. The most significant reasons for this deterioration are the increases in the current portion of long-term debt, deferred software maintenance revenue, and trade accounts payable. The negative impact of the increased liabilities was compounded by a decrease in accounts receivable and other current assets.

During the nine month period ended September 30,2002, the Company received $245,000 from investors in new long-term debt financing. At September 30, 2002, $2,496,033 of convertible promissory notes and $422,531 of related accrued interest remained outstanding as liabilities. However, the long-term debt is reported net of discounts of $27,441 associated with notes issued with detachable warrants. In general, $835,000 of the outstanding current convertible debt at the end of the 2002 period accrues interest at 11%; has a two year term; carries the option of conversion of the principal to common stock by the debt holder at conversion prices ranging from $2.19 to $2.50 per common share, or repayment of principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at exercise prices ranging from $2.19 to $2.50 per share. The remaining $1,661,033 of long term convertible debt at the end of the 2002 period accrues interest at 7%; has a two year term; carries the option of the conversion of the principal to common stock by the debt holder at conversion prices ranging from $.20 to $.6825 per share, or the repayment of the principal and accrued interest by the Company; and has 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.50 per share. In addition, the Company negotiated a Commercial Services Agreement with a vendor in April, 2002 under which eight of the Company's employees became employees of the vendor and are leased back to the Company. This vendor invoices the Company quarterly for the cost of the employees who are working on projects exclusively for the Company. The contract negotiated in April 2002 specifies repayment in cash or Pamet Systems common stock, at the discretion of Management. During current period, the Company was billed by the vendor for services performed under the contract in Q2 2002. Payment for these services is currently overdue.

Since the Company was unable to repay the outstanding convertible debt principal and accrued interest due upon expiration of notes in 2002 and the availability of funds to repay the notes due in 2003 could not be reasonably assured, Management is currently in negotiations to extend all the existing convertible debt due in 2002 and 2003 to September 30, 2005. The $245,000 of convertible debt funding received in the current year prior to September 30, 2002 and approximately $201,000 in vendor payables converted to a long-term convertible note subsequent to September 30, 2002 carry terms consistent with the prior round of funding accruing interest at 7%; having a two year term; carrying the option of the conversion of the principal to common stock by the debt holder at conversion price of $.20 per share, or the repayment of the principal and accrued interest by the Company; and having 100% warrant coverage attached that allows for the purchase of additional shares of common stock at $1.00 per share.

Cash was $5,826 at September 30, 2002 and $3,537 at December 31, 2001. Accounts receivable decreased to $224,209 at September 30, 2002 from $442,803 at December 31, 2001. Pamet Systems hired a new President and CEO in April of 2002 and his primary focus has been to alleviate the urgent cash flow situation which continued during the first nine months of 2002 and to address the Company's lack of profitability. In addition to beginning negotiations to extend the current convertible promissory notes as discussed above, the Company renegotiated the length and repayment terms of the original Commercial Services Agreement dated April, 2002. Under the renegotiated terms of the agreement, services rendered under the agreement during the second and third quarters of 2002 will be repaid, at the vendor's discretion, in cash or common stock at a conversion rate of $.115 per share. Service provided under the agreement from October 1, 2002 to July 31, 2003 will be repaid in senior convertible promissory notes. Under the terms of the extended Commercial Services contract, the Company agrees to extend 95% of the Company's existing convertible promissory notes that expire in 2002 and 2003 to September 30, 2005. The same vendor has made an additional commitment of up to $1,000,000- $260,000 in cash and up to $740,000 under the renegotiated Commercial Services Agreement from October 1, 2002 through July 31, 2003. The vendor will receive senior convertible promissory notes maturing September 30, 2005 with an interest rate of 7%, a conversion price of $.115 per share, 20% warrant coverage, and a warrant exercise price of $.45 per share for this investment. Thirdly, the Company signed a new $1,000,000 receivables financing agreement during the second quarter of 2002. Finally, the Company reduced headcount by approximately 20% through layoffs in the first quarter of 2002. The Company continued to reduce personnel during the third quarter of 2002 and realign remaining employees to focus on sales, product extensions and enhancements, and legacy customer migrations. Despite these new sources of funding and the cost reduction plans that have been implemented, the continued sluggish economy has perpetuated slow sales in the public safety sector and the Company continues to tightly control expenses and seek additional funding. There can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. There can be no assurance about the Company's ability to repay the its indebtedness or other obligations as they become due. If the Company's financial difficulties continue it could have a material adverse effect on the Company, its creditors and its stockholders.

As of September 30, 2002, the Company had accumulated approximately $13,800,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $10,000,000 which expire between the years 2002 and 2006. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.

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


ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

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



            March 3,2003             (s) Kirke S. Curtis
    _______________________________       ______________________
                Date                      Kirke S. Curtis
                                          President
                                          Chief Executive Officer

				CERTIFICATIONS

I, Kirke S. Curtis, as President and CEO of Pamet Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended September 30, 2002 (this "Report");

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

    (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

    (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Chief Executive Officer

					Pamet Systems, Inc
					1000 Main Street
					Acton, MA  01720
					978-263-2060

I, Kirke S. Curtis, as Principal Financial Officer of Pamet Systems, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pamet Systems, Inc. (the "Company") for the fiscal quarter ended September 30, 2002 (this "Report");

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

    (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

    (c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        March 3, 2003

                                        /s/ Kirke S. Curtis
                                        ____________________
                                        Kirke S. Curtis
                                        Principal Financial Officer

Exhibit 99.1 Certification of Chief Executive Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


March 3, 2003

					(s) Kirke S. Curtis
					______________________
					Kirke S. Curtis
					Chief Executive Officer

Exhibit 99.2 Certification of Principal Financial Officer



PAMET SYSTEMS, INC.
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pamet Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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