Form 10KSB
period 2002-12-31
PAMET SYSTEMS INC
filed 2003-11-18
CIK 868268

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                      For the fiscal year ended December 31, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                               OF 1934
        For the transition period from ___________  to  ____________

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

     1000 Main Street
     Acton, Massachusetts                                          01720
_______________________________________                   __________________
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number    (978)263-2060
                             ______________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                     Name of each exchange
                                                          on which registered

      none                                                        none
________________________                                  ___________________
                                                            (Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act:


                         Common Stock $.01 par value
                         ___________________________
                              (Title of Class)

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

The issuer's revenues for its most recent fiscal year were $1,608,101.
                                                           -----------
The aggregate market value of the registrant's common stock held by non-affiliates of the Company, based upon the average of the closing bid and asked prices on September 30, 2003 was $125,060.

The number of shares outstanding of the registrant's common stock, as of September 30, 2003 was 4,437,976 shares.

PART I

Item 1.	Business

This Form 10-KSB contains statements that are not historical facts.
These statements may constitute "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934 as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of such words as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon of similar terminology, and/or which include, without limitation, statements regarding the following: competition and consolidation in the public safety marketplace; market acceptance of the Company's products; ability of the Company's product to meet market needs; volatility in sales and cash flow; growth potential in the year 2003; law enforcement trends; availability of grant funding for customers; adequacy of funding and corporate infrastructure to support operations; economic and competitive factors affecting the public safety market; and discussions of strategies involving risk and uncertainties that reflect management's current views. These statements are based on many assumptions and factors and may involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements because of factors such as insufficient capital resources to operate the Company; the ability of the Company to continue to enhance its products in 2003; changes in the marketplace including variations in the demand for public safety software; and changes in the economic and competitive environment. These factors and other information contained in this Form 10-KSB could cause such views, assumptions and factors and the Company's results of operations to be materially different. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Pamet Systems, Inc. (the "Company" or "Pamet Systems" or "Pamet") develops, markets and supports computer software for organizations in the public safety and criminal justice sectors. The Company's products automate the acquisition, storage, processing, display, retrieval and communication of information for these organizations. The Company's customers include law enforcement agencies, 911 dispatching facilities and fire fighting agencies.

The Company's principal product for the law enforcement market is PoliceServer(R), a fully integrated information management system that was built originally, in the early 1990s, for the Digital Equipment Corporation VAX/VMS environment, but was totally redesigned and rewritten for the Microsoft Windows environment in the late 1990s. This redesign was carried out on the Company's entire suite of products, which includes the core PoliceServer, FireServer(R) and CADServer(R) products. Significant enhancements continued to be made to these products throughout 2002 and will continue into 2003.

PoliceServer provides law enforcement agencies with the full spectrum of information -related functionality needed for agency operations and management. Designed primarily to serve agencies with fewer than 500 officers (99.4% of US police agencies), current users include both municipal agencies such as the Worcester, Massachusetts Police Department and other agency types such as the University of Massachusetts Police Department, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police Department, and the McMinn County Tennessee Sheriff's Office. Capabilities of PoliceServer and its associated modules include criminal records management, department management and advanced reporting. Designed to accommodate a wide diversity of agency types, PoliceServer is both easy to learn and to use. PoliceServer automates many of the complex and time consuming department functions such as arrest booking, crime analysis and reporting, and case management. A number of interfaces are provided to other data sources such as the E911 network, various state criminal justice information systems, and the National Crime Information Center. The Company also provides interfaces with systems for digital imaging, mobile/remote access, facial recognition and scanning and identification of fingerprints.

FireServer provides equivalent functionality for fire fighting agencies. The fire records capability provides fire departments with data on structures, fire suppression plans, inspections data and hazardous materials. FireServer also supports data capture and report creation for the National Fire Incident Reporting System (NFIRS) version 5.0. Current users include large municipalities such as Worcester, Massachusetts, smaller cities like Utica, New York and towns such as Wilmington, Ohio.

CADServer (CAD stands for Computer-Aided Dispatch) provides functionality for tracking and dispatching public safety resources (e.g., police cruisers, fire apparatus, EMS vehicles, etc.) in response to requests coming into a police, fire or unified 911 or E911 dispatch center. While CADServer is a standalone product, it is usually integrated with either PoliceServer, FireServer or both. In contrast, CAD was only a component of Pamet's legacy VAX/VMS police and fire records management systems. Current users include both municipal agencies such as the Worcester, Massachusetts Police Department and other agency types such as the University of Massachusetts Police Department, the Metropolitan Atlanta Rapid Transit Authority (MARTA) Police Department, and the McMinn County Tennessee Sheriff's Office.

The Company also offers several companion products listed below.

* The Mobile Access module is a mobile terminal that allows fully integrated communications with a department's internal system as well as other local, state and federal databases. Mobile access improves officer efficiency, allowing the departments to realize cost savings, increase officer safety and enhance community-policing efforts.

* Advanced Imaging is a digital image capture, storage and printing system.

* The Advanced Reporting module facilitates the creation of both standard and ad-hoc reports from data in the Company's three core products (i.e., CADServer, PoliceServer and FireServer).

The Company believes that the level and quality of its customer support is vital to continuing customer satisfaction and thus to the Company's long-term success. The Company has established a strong history of responsiveness to customer requirements and a high level of support, which have resulted in a loyal customer base. The Company provides product enhancements and customer support services under an annual maintenance program. Annual maintenance fees are based on a percentage of the price paid for the licensed software products. Historical renewal rates for annual maintenance for the Company's products have been in excess of 90%.

The Company's primary customer support center is located at the Company's headquarters in Acton, Massachusetts. The standard customer support service provides access during business hours Monday through Friday. An optional 24-hour, 7-day support service is also available for an additional charge.

As of December 31, 2002, the Company has installed and provides support for PoliceServer in 82 police departments, FireServer in 29 fire departments, Advanced Imaging in 47 departments, Mobile in 42 departments, Advanced Reporting in 26 departments and CADServer in 48 agencies. These installations are located in 11 states in the Eastern, Midwestern and Southeastern U.S.

While the Company continues to add new clients and to sell additional products and services to existing clients, the general economic climate and uncertainties of selling to the municipal and state government sectors have and will continue to result in volatility in sales and cash flow, as discussed in the Management Discussion and Analysis. The Company continues to evaluate mergers, acquisitions and other business combinations, as well as capital raising alternatives to enhance its working capital.

The Company was incorporated in Massachusetts on November 24, 1987 and its principal executive offices are located at 1000 Main Street, Acton, Massachusetts 01720. PoliceServer, FireServer, and CADServer are trademarks of the Company.


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

The Company believes that the market for the computer systems it provides saw a slight dip in 2002 due to several factors, but that other factors may contribute to the market returning to growth mode in the next few years. One major contributing factor to the dip in the market is that Federal funding for automation that has been available during the latter half of the 1990s and into 2001 (from the 1994 Crime Bill and follow-on programs which allocated more than $33.0 billion in grants for police and prison agencies, of which over $1.0 billion was targeted for the automation of police agencies) has now ceased with nothing of the same magnitude to take its place. The second major reason is that the fiscal situation of the majority of the Company's customers and potential customers significantly worsened in 2002 due to the economic slowdown and due to the lack of any significant compensatory funding from the Federal government. Factors that may contribute to future growth include a trend towards regionalization of public safety dispatch services and a trend towards public safety information sharing.

The trend for regionalization of dispatch services has, at least in part, resulted from the fact that many smaller communities cannot afford to staff a dispatch center 24 hours a day. Along with the increased availability of E911 systems around the country, this has led to many 24-hour dispatch centers being established to offer around the clock dispatch services for the police, fire and EMS departments of multiple communities in a geographic region. Such regionalization requires computer systems to enable the regional dispatchers to have timely access to the information needed to respond to varied situations in a diverse geography. The Company's products are designed and marketed with the option to be used in this type of regional application. Currently two regional dispatch centers in Massachusetts and Tennessee use the Company's product for this application.

The trend for public safety information sharing is still in its infancy, but the Company sees certain evidence in the market that may indicate this will be a major trend in this decade. Specifically, both at the federal and state levels, public safety and criminal justice entities are working to develop XML-based data sharing standards. The Company is actively working to track the development of these standards and will work to support them when they are finalized, thus hopefully enabling the Company to take a leadership position with regards to this emerging trend.


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

The Company has developed and actively markets a series of integrated software products: PoliceServer, a management information system for police departments; FireServer, a management information system for fire departments; CADServer, a real time automation product for Communication and Dispatch Centers; Advanced Imaging, an image capture, storage and printing system; Mobile Access, a capability to enable a mobile computer fully integrated communications with the department's internal system as well as other local, state and federal databases; and the Advanced Reporting module for creating reports with data in the PoliceServer and FireServer database. The Company owns the full and exclusive rights to the PoliceServer, FireServer, CADServer, and Advanced Imaging products. An optional feature of the Mobile Access product interfaces with technology from Aether Systems.

In the early 1990s, the Company's first-generation software was originally developed to run on the Digital Equipment Corporation's (DEC) Open VMS(R) operating system using hardware that included DEC's VAX or Alpha platforms in conjunction with character-based terminals and/or personal computers emulating character-based terminals. This legacy system gave way in the late 1990s to the Company's second-generation products based on the Microsoft Windows operating system working with the Microsoft SQL Server database product.

PoliceServer: PoliceServer is part of a comprehensive suite of law enforcement applications software that performs the clerical and record keeping functions necessary for police department operation. A partial list of PoliceServer functionality includes tracking activities and statuses of incidents, arrest bookings, court cases, warrants, restraining orders, alarms, permits and citations. The system also enables the creation and
tracking of a master name and master vehicle database.   The system also
automatically produces and prints hundreds of reports, forms and other documents needed in connection with running a police department.

PoliceServer automatically cross-references and updates nearly all critical information in the database. This feature eliminates the need for repetitive input, saves people-hours and ensures the timely, accurate and consistent updating of police records. The system also provides multiple levels of security controls, which the Company believes limit the likelihood of unauthorized access to or tampering with police records.

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

FireServer: FireServer leverages the design approach taken with PoliceServer and performs a number of similar functions using an almost identical interface. Like PoliceServer, the FireServer system assists in the logging and reporting of incidents, as well as providing access to the CAMEO (Computer Aided Management of Emergency Operations) Hazardous Materials database. In addition, FireServer permits a dispatcher using CADServer to immediately print a fire suppression plan for use by firefighters at the scene, including incident location information; orders for first arriving units; emergency contact information; structure type, size and usage data; identification of any permits, inspection violations or hazardous material at the site; and identification of individuals with special needs known to reside at the incident address. FireServer's other functions include the ability to create and maintain records with respect to hydrant location and history; permits; inspections; violations; street box and building alarm systems; personnel; property; equipment; and vehicle maintenance.

CADServer: CADServer, designed with an interface "look and feel" very similar to that of PoliceServer and FireServer, this product enables a police, fire or shared 911 dispatcher to immediately access all pertinent information that is necessary to safely and efficiently administer a call or incident. The dispatcher has an overview of all current incidents and of the status of various public safety resources (e.g., cruisers, foot patrols, various types of fire fighting equipment, EMS units, etc.). In addition, the system can display the required units that should be dispatched to an incident and provides the capability for real-time updating of status changes and other pertinent information as changes occur.

Advanced Imaging: Advanced Imaging is an image capture, storage and printing system that handles color or monochrome photo images (e.g., mug shots, line-ups, crime scenes, etc.). The product is fully integrated with the PoliceServer, FireServer and Mobile Access systems. It supports unlimited numbers of images connected to a master name file, bookings or structures. Images can be captured using digital cameras, video cameras and scanners. Incident or accident related images are stored as part of the PoliceServer or FireServer databases and are related to incident reports, arrests or other investigations. Images can include photo images or document images. Images can also be associated with property and evidence and with department personnel files. The system has been designed for compatibility with new Federal standards (NIST), and will evolve to maintain such compatibility as specifications evolve.

Mobile Access: The Company's Mobile Access product provides a license to access the Company's PoliceServer or FireServer products from a laptop PC (typically mounted in a patrol car) equipped with compatible wireless communications hardware connected through a supported wireless communications protocol and vendor(s). This system increases officer efficiency by allowing full access to the Company's PoliceServer or FireServer products and thus minimizing the need for the officer to return to the station to file reports or to look up information. Police customers who use Mobile Access are typically able to increase the police presence on the street, due to the fact that an officer, in the cruiser, typically has a link to the state criminal justice information systems through interfaces provided by the wireless software vendor and full access to all of the information and functionality of the entire PoliceServer product through the Company's Mobile Access license.

Effective July 1, 2002, Pamet Systems and Aether Systems ("Aether"), a mobile software vendor for which the Company had previously acted as a reseller, mutually agreed to terminate their reseller relationship so that Pamet Systems could better focus on its core business and so that Aether Systems could directly handle the support and billing of its customers who were also Pamet Systems' customers. While this did result in a change of the functionality, services and revenue available under Pamet's "Mobile Access" product designation, Pamet's support of Aether's products did not change nor did the total functionality available to Pamet's and Aether's joint customers. The only thing that did change was that customers now achieved the total functionality by purchasing products from two vendors whereas they once got them all from just Pamet (i.e., in its capacity as an Aether reseller).

Advanced Reporting: The Advanced Reporting module allows analysts to run a fully integrated report writer, Crystal Reports from Crystal Decisions, against the PoliceServer, FireServer or CADServer databases. This can be used to create standard reports or run ad hoc queries using the tremendous volume of operational data captured during the day-to-day operations of a department.

Product Pricing: Complete systems (including software, training, and six months of software support and update service, including a warranty against defects in the software), have historically sold for between $20,000 and $300,000, with most sales falling within the $50,000 - $100,000 range. The FireServer entry-level base product is priced at slightly less than the PoliceServer package largely due to competitive pressures and also due to the generally lower budgets available to Fire Departments when compared with their same-city Police Department peers.

In addition to revenues generated by sales of the PoliceServer, FireServer, CADServer, Advanced Imaging, Advanced Reporting, Mobile Access and software support fees, the Company generates revenue from sales of miscellaneous supplies, accessories, training and the resale of third-party scheduling software. In 2002 the Company ceased reselling third-party pin mapping software due to a lack of customer demand.


Marketing

The Company actively markets its products in New England, the Midwest and the Southeast. The Company's marketing strategy is designed to attract potential customers primarily from law enforcement agencies, fire agencies and related 911 communications centers. The Company generates leads from direct marketing, word-of-mouth, public relations activities and from attendance at regional trade shows catering to the Company's target market. As part of the sales process, the Company utilizes live demonstrations of its products, conducted in a way that emphasizes the operational benefits of the products rather than the underlying technology.

The Company generally concentrates its marketing efforts on the police departments using the integrated PoliceServer, CADServer, Advanced Imaging, Advanced Reporting and Mobile Access products, with approach to the fire department following success with the municipality's police department. In locations where the police and fire departments are incorporated in a single Department of Public Safety, the Company's strategy is to sell the entire suite of products from the start. The expanded use of E911 has added greater focus to this strategy

The Company customizes its software by state, so that each state's prescribed reporting forms, and the information contained in them, can be captured and printed in accordance with its requirements. In addition, the Company's software allows users to customize their reporting forms to their particular specifications.

Encouraged by the Company, active, independent user groups have developed consisting of "power users" and/or system administrators from many of the Company's PoliceServer clients. Similarly, several of the fire department customers of the Company have formed their own user group. Any department participating in the Company's annual support and update service may attend its group's monthly meetings in which members are able to effectively discuss the application and development of the system, to support each other in identifying training techniques and new applications and to discuss concerns encountered in using the system. The groups have also served as a source of referrals of potential customers and as a source of satisfied customers willing to recommend the Company's products to prospective customers. The Company relies on the groups to help determine the direction and development of updates or enhancements to be made to the software.

The Company's strategy is to continue to expand its current distribution approach by focusing primarily, although not exclusively, on those 11 states where the Company has established reference sites (Massachusetts, Connecticut, Rhode Island, New York, Georgia, Tennessee, Indiana, Ohio, Missouri and Wisconsin). The Company believes that the initial sale of its products in a state is critical to its marketing efforts and that subsequent sales within the same state may be easier due to the already-achieved acceptance of its products and the ability to use the first installation as a reference site.


Competition

The public safety software business is highly competitive. There are a large number of small local and regional vendors across the country that offer competing products to agencies in the Company's target markets. There are also a handful of medium-sized companies that have a national marketing presence and two or three large companies with a national presence concentrating primarily on very large cities and statewide systems. The Company's management believes that delivering competitive functionality at competitive prices combined with the ability to provide excellent installation and after-sale service is the key to its ability to maintain and grow its position in its target market.

The Company expects to encounter future competition from established companies that are developing new products and from new companies that may develop comparable products.

The principal competitive factors that exist in the public safety software business are price, functionality, ease of use, and reputation relative to support and design sophistication. Management believes the competitive advantages of the Company's products include sophisticated capabilities and relative ease of use within a fully-integrated software suite and its increasing level of customer satisfaction.


Principal Suppliers

In 2002 the Company made a strategic decision to focus primarily on its core software business and thus to stop most of its resale activity for mobile software (through Aether Systems) and for mapping software (various vendors). Continuing a trend from previous years, the Company also tried to reduce its computer hardware resale activity (although the nature of some bids required Pamet reluctantly to take on the role of primary contractor thereby requiring the Company to source and resell hardware). As a result of this change in strategic focus, by December 31, 2002 the Company no longer had any principal suppliers on which it depended for products and services it resells to its customers.


Customers

	The Company's target market consists of police and fire departments serving populations under 250,000, campus police departments, 911 communications agencies and other non-municipal public safety agencies such as transit authority police, state police and county sheriff departments. The Company estimates that this target market nationally is comprised of approximately 15,000 police departments and 5,000 fire departments. Currently, however, the Company is marketing its products to police and fire departments only in New England, the Midwest and the Southeast, and the majority of its sales to date have been in New England, particularly Massachusetts.

	In any given fiscal period, sales to any one purchaser of the Company's products may account for 10% or more of the Company's revenues for that fiscal period. Because such sales usually involve a one-time purchase for the customer, the existence of such purchases is not indicative of future sales or the Company's dependence on any one customer. In fiscal year 2002 no one customer accounted for 10% or more of the Company's revenues.


Licensing and Support

The purchase price for the software system includes a perpetual license to use the software. The Company typically enters into a software license agreement with its customers.

On July 1, 2002, the rate for support & maintenance contracts was changed to 19% of the original license fee (from the previous 14%) for the relatively small number of the Company's remaining clients (less than one-third of the Company's customer base) still on the legacy VMS platform. The support and update service for the Company's Windows-based products remained at 19% of the original license fee. Remaining legacy VMS customers who migrate to the Windows product receive the actual Windows software at no charge but are usually charged between $7,500 and $15,000 for data migration, training and project management. The Windows-based product is being provided at no cost to the customer to protect the customer's investment in the Company's products and to encourage them to remain a customer of Pamet Systems. Currently only 36 customers are still on the legacy VMS system (out of approximately 120 total clients) with at least 5 of those actively in the process of migrating to the Company's Windows-based system.

The payment of the annual support and maintenance fee automatically extends the Company's warranty against software defects for an additional year and entitles the licensee to receive all software upgrades and enhancements and to participate in the appropriate user group. In addition to providing licensees with updates and enhancements, the Company's annual fee also includes telephone support for all applications during normal business hours. Currently all customers subscribe to this service, primarily to receive software updates and enhancements which average approximately two updates per year.

The Company generally relies upon contract, trademark, trade secret and copyright laws to protect its products. The license agreement under which a customer uses the Company's products restricts the customer's use to its own operations and prohibits disclosure to third persons. Notwithstanding these restrictions, it may be possible for other persons to obtain copies of the Company's products. The Company believes that such copies would have limited utility without access to the product's source code, which the Company keeps highly confidential. The Company incorporates certain technological defenses into its products. The Company believes that because of the rapid pace of technological change in the computer industry, copyright and patent protection is of less significance than factors such as the domain knowledge and experience of the Company's personnel and their ability to develop, enhance, market and acquire new products. The Company also requires all of its employees to execute agreements requiring them to maintain the confidentiality of the Company's proprietary information.


Research and Development

The Company made research and development expenditures in 2002 in several areas totaling approximately $630,000 (including approximately $617,000 in personnel costs that are classified in the financial statements as personnel cost and not as research and development costs). The majority of the 2002 expenditure, as well as a significant portion of 1997, 1998, 1999, 2000 and 2001 research and development spending of approximately $4,800,000, was focused on the Windows product development of PoliceServer, CADServer and FireServer. Other expenditures from prior periods included the purchase of mapping software; and some further enhancements of the Aether interface. The Company used a combination of outside resources and internal staff to design, develop and test these products, thereby minimizing the long-term financial commitments of the Company. The Company intends to continue to enhance and modify the product to meet the demands of its market.


Employees

As of December 31, 2002, the Company utilized 14 full-time employees and 5 part-time employees, of whom 9 were engaged in computer programming, documentation and testing, 5 were engaged in software support and training and 5 were engaged in sales, marketing and administration. Six of these full-time employees and 2 of the part-time employees were leased to the Company through the Commercial Services Agreement with Sumaria Systems discussed below in the Liquidity and Capital Resources section of Item 6 of this document. The Company considers its employee relations to be satisfactory


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

Not Applicable

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
Matters.

Shares of the Company's common stock, par value $0.01 per share (Common Stock) were available for trading on the NASDAQ Stock Market over-the-counter exchange from Nov 1997 until April 2002. Subsequent to April 2002 the stock has been listed in the Pink Sheets. The Common Stock is quoted under the symbol PAMT, although some popular online sites quote it under PAMT.PK.

The following table sets forth the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board and/or Pink Sheets.

FISCAL YEAR ENDED
DECEMBER 31                     COMMON STOCK

                                High       Low
2001
      First Quarter            $2.00     $1.06
      Second Quarter           $1.03      0.50
      Third Quarter            $0.50      0.21
      Fourth Quarter           $0.36      0.21

2002
      First Quarter            $0.24     $0.14
      Second Quarter           $0.20      0.02
      Third Quarter            $0.03      0.02
      Fourth Quarter           $0.05      0.02

	There were 86 holders of record of Common Stock on December 31, 2002. The Company has not paid any dividends to date. For the foreseeable future, it is anticipated that earnings, if any, will be used to finance the growth of the Company and to meet the Company's debt obligations and that cash dividends will not be paid to stockholders.


Sales of Securities

	On April 16, 2002 Sumaria Systems agreed to convert the remaining $200,855 owed Sumaria Systems by the Company for contract software engineering work into a convertible promissory note that matures on and is convertible until April 15, 2004 into 1,004,274 shares of Common Stock at a price of $0.20 per share. In connection with the note, Sumaria Systems was granted a five-year warrant to purchase 1,004,274 shares of Common Stock at a price of $1.00 per share.

	On April 17,2002 the Company entered into a Commercial Services Contract ("the Agreement" or "the Original Agreement") with Sumaria Systems pursuant to which eight of the Company's employees became employees of Sumaria Systems and were leased back to the Company. Under the Agreement, Sumaria Systems billed the Company quarterly for the employees who were working exclusively on projects for the Company. The Original Agreement, which expired on December 31, 2002, specifies repayment in cash or in the equivalent value of Company stock, at the discretion of Management. On November 17, 2002, the Company and Sumaria Systems amended the Original Agreement ("the Amended Agreement") extending it to July 31, 2003 with a ceiling of $740,000 in services provided from October 1, 2002 to July 31, 2003. The Amended Agreement also sets the conversion price for payment in stock under the Original Agreement at $0.115/share for performance from April 17, 2002 to September 30, 2002 with payment in cash or stock at Sumaria Systems' discretion. The Amended Agreement provides for payment for performance under the agreement from October 1, 2002 to July 31, 2003 to be in the form of senior convertible promissory notes with associated warrants to purchase Common Stock. The maturity date for these notes is September 30, 2005, the interest rate is 7%, and the conversion price is $0.115 per share. The warrant coverage is 20% of the total shares granted under the convertible notes at a price of $0.45/share. These notes are senior to all notes issued prior to October 1, 2002.

	Pursuant to performance from October 1, 2002 to December 31, 2002 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $203,497.80 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,769,546 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 353,909 shares of Common Stock at a price of $0.45 per share.

	Pursuant to performance from January 1, 2003 to March 31, 2003 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $175,984.04 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,530,296 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 306,059 shares of Common Stock at a price of $0.45 per share.

	Pursuant to performance from April 1, 2003 to June 30, 2003 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $194,892.95 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,694,721 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 338,944 shares of Common Stock at a price of $0.45 per share.

	The Company terminated the Amended Agreement effective June 30, 2003 and thus incurred no further liability from July 1, 2003 to July 31, 2003.

	On December 5, 2002 the Company received a letter of commitment ("the Letter") from Sumaria Systems, Inc., a Massachusetts corporation of which Venilal Sumaria is the CEO and majority owner. Pursuant to the Letter, Sumaria Systems, Inc., the corporation, and Venilal Sumaria, agreed to jointly invest up to $1,000,000 in Pamet Systems, Inc. to provide for the Company's working capital needs. The form of the investment provided for in the Letter is a $150,000 cash investment from Mr. Sumaria in exchange for a senior convertible promissory note, a cash investment of $110,000 from Sumaria Systems, Inc. in exchange for a senior convertible promissory note, and a commitment of up to $740,000 in services pursuant to the amended Commercial Services Contract mentioned above. In exchange for this commitment to invest, the Company agreed to renegotiate at least 95% of the amounts owed in pre-existing convertible promissory notes from all other noteholders that expired during 2002 and 2003 into amended convertible promissory notes that expired in 2005. The Company also committed to commercially reasonable efforts to obtain at least one other investor for an additional $250,000 investment. The specific terms of the convertible promissory notes pursuant to the Letter are outlined below.

	Pursuant to the Letter, Mr. Sumaria loaned the Company $110,000 and was given a senior convertible promissory note dated October 1, 2002. The note matures on and is convertible until September 30, 2005. The note is convertible into 956,522 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems, Inc. was granted a five-year warrant to purchase 191,304 shares of Common Stock at a price of $0.45 per share. The note is senior to all notes issued by the Company prior to October 1, 2002.

	Pursuant to the Letter, Sumaria Systems, Inc. loaned the Company $150,000 and was given a senior convertible promissory note dated October 1, 2002. The note matures on and is convertible until September 30, 2005. The note is convertible into 1,304,348 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems, Inc. was granted a five-year warrant to purchase 260,870 shares of Common Stock at a price of $0.45 per share. The note is senior to all notes issued by the Company prior to October 1, 2002.

	Pursuant to the Letter, Sumaria Systems, Inc. loaned the Company an additional $50,000 during the first half of 2003. Sumaria Systems is due a senior convertible promissory note for this amount that the Company has yet to issue, but intends to before the end of 2003. The note, when issued, will mature on and be convertible until September 30, 2005 into 434,783 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 86,957 shares of Common Stock at a price of $0.45 per share. The note, when issued, will be senior to all notes issued by the Company prior to October 1, 2002.

	On April 1, 2002 the Company entered into an agreement with Dr. Stanley
J. Robboy pursuant to which Dr. Robboy loaned the Company $20,000 and was given a convertible promissory note. The note matures on and is convertible until March 31, 2004. The note is convertible into 100,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 100,000 shares of Common Stock at a price of $1.00 per share.

	On April 11, 2002 the Company entered into another agreement with Dr. Stanley J. Robboy pursuant to which Dr. Robboy loaned the Company $20,000 and was given a convertible promissory note. The note matures on and is convertible until April 10, 2004. The note is convertible into 100,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 100,000 shares of Common Stock at a price of $1.00 per share.

 	On December 28, 2002 the Company entered into an agreement with Dr. Stanley J. Robboy pursuant to which Dr. Robboy loaned the Company $35,000 and was given a senior convertible promissory note. The note matures on and is convertible until December 27, 2005. The note is convertible into 304,348 shares of Common Stock at a price of $0.115 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 60,870 shares of Common Stock at a price of $0.45 per share. The note is senior to all notes issued by the Company prior to October 1, 2002.

	On April 16, 2002 the Company entered into an agreement with Rogow Opportunity Capital pursuant to which Rogow Opportunity Capital loaned the Company $5,000 and was given a convertible promissory note. The note matures on and is convertible until April 15, 2004. The note is convertible into 25,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Rogow Opportunity Capital was granted a five-year warrant to purchase 25,000 shares of Common Stock at a price of $1.00 per share.

	On April 16, 2002 West Country Partners loaned the Company $200,000 and was given a convertible promissory note. The note matures on and is convertible until April 15, 2004. The note is convertible into 1,000,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, West Country Partners was granted a five-year warrant to purchase 1,000,000 shares of Common Stock at a price of $1.00 per share.

 	The Company claimed exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") for the sale and issuance of securities in the transactions described above by virtue of Section 4(2) thereof as transactions not involving any public offering. All of the purchasers of unregistered securities for which the Company relied upon
Section 4(2) represented that they were accredited investors as defined under the Securities Act. The Company claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the Company or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

	Pamet Systems, founded in 1987, designs and implements broad-based information technology solutions for public safety and criminal justice agencies enabling them to realize cost efficiencies and to provide better service to the public. The foundation of the Company's integrated suite of products is composed of three core components: PoliceServer, FireServer, and CADServer. The Company also offers several companion products including Advanced Imaging, Mobile Access and Advanced Reporting, that are integrated with the police and fire records management and computer-aided dispatch modules. Pamet Systems total systems approach to public safety software allows the agency to enter information once and have it available throughout the product suite. The Company's revenues consist primarily of sales of these software applications, annual support and maintenance service fees, fees associated with migrating clients from the Company's legacy VMS-based products to their Windows-based products and occasional revenue associated with hardware, systems integration and the resale of third-party software products.

	The Company's revenues for the 12-month period ended December 31, 2002 ("the 2002 period") decreased 19.7% to $1,608,101 from $2,003,262 for the 12-
month period ended December 31, 2001 ("the 2001 period"). The primary factor in the decrease was the termination, by mutual agreement, of the reseller relationship between Aether Systems and the Company. In the 2001 period, this relationship had resulted in approximately $250,000 in support and maintenance fees and in new Aether license revenue. The Company believes the remainder of the revenue drop resulted primarily from the national economic downturn during the period and its resulting slowdown in state and municipal spending.

	During the 2002 period, the Company was awarded business from several new municipalities. The city of Rome, New York signed a contract with the Company to supply both its police and fire departments with an integrated records management system. Rome joins its neighboring city of Utica as the second Pamet client in Oneida County. Another new client, Hudson, New York, awarded Pamet its business for a records management package for its police department. In Ohio, Pamet won a competitive bid against much larger competitors from the city of Bellefontaine for their CAD, records and Advanced Imaging software. In Massachusetts, the Company added FireServer clients in the municipalities of Berlin and Bridgewater. The Company also received additional revenue from several existing clients for add-on products, additional user-licenses and as progress payments against implementations that were started in 2001 or earlier (e.g., from Utica, NY, St. Peter, MO and the Milwaukee County, WI Sheriff's Office). Finally, the Company also realized revenue from over twenty clients of the Company's legacy VMS-based product for services related to migrating to Pamet's Windows-based product. Despite the Company's success in many competitive bidding processes and in migrating a substantial number of its clients to Windows in 2002, Pamet has also experienced a small number of VMS-based customers moving to other vendors' Windows applications for a variety of reasons such as price, previous experience with other applications, ease of use considerations and differences in functionality. Based on improvements in the Company's products, services and reputation during 2002, Management feels that the small number of customer defections is likely to be reduced even further in future periods.

	After its initial release in late 1999, the Company's Windows-based products still required substantial enhancements in functionality and robustness to be competitive. The Company focused a great deal of resources on this issue in 2000 and 2001. In 2002 the product suite fundamentally realized its original promise. While the product suite continues to be enhanced and maintained, the resources required to do so are far less than those needed to create the product initially and thus the Company has had a new opportunity to focus resources on sales and marketing. In part to address this shift of focus from product creation to sales and marketing, the Company's Board of Directors decided in 2002 to bring in a new CEO experienced in growing small technology companies. In particular, the new CEO has a background in sales and marketing as well as in product development. In July 2002 the new CEO hired a National Sales Director with 18 years experience in public safety related businesses. While this individual left the Company at the end of the year to join a much larger (non-competitive) hardware company, he was instrumental in closing sales during the second half of the year and in creating a more structured sales and sales forecasting process. In 2003 Management divided his responsibilities among five existing employees (including Management) with no significant drop in forecasted sales. While Management believes it is in the Company's best long-term interest to have a top-notch, full-time, professional sales force, Management felt it prudent to temporarily do without such staff so as to conserve the Company's very limited cash resources during the current economically challenged times. Management continues to believe that public safety agencies are being forced to defer decisions to replace aging technology infrastructure and application software until economic conditions turn around.

	The tragic terrorist attacks of September 11, 2001 raised public and governmental awareness of the need for sharing data between law enforcement agencies, between intelligence agencies and between law enforcement and intelligence agencies. In many cases this information sharing can most effectively be accomplished through increased investment in and effective use of information technology solutions (such as, in part, those provided by the Company). Management believes that this new awareness combined with the recent Homeland Security focus that resulted from September 11th is likely to eventually provide first-responders with more financial resources for information technology, which may translate into increased sales for the Company. Also, the continuing growth in the number of E911 centers with the associated coordination of public safety systems between neighboring town, county, and state police organizations (coordination for which the Company's products are well designed) as well as heightened emphasis on crime prevention in many communities and the awareness by municipalities that computer systems can improve the efficiency and effectiveness of their public safety resources support the belief that the market for the Company's products will be able to support a growth trajectory for the Company's revenue.

	The primary challenges that the Company focused on during the 2002 period were 1) to bring the Company's cost structure more in line with its revenue stream, 2) to bring about a successful transition of CEOs with its concomitant transition in focus from creating a new product suite to marketing and selling it, and 3) to acquire adequate financing to fund immediate working capital needs and future growth.

	With regards to reducing the cost structure, Management was able to reduce operating expenses in the 2002 period by 16.1% compared to the previous period. While the resulting 2002 operating expense total of @,2,531,577 is still $1,068,290 more than the Company's gross profits, and thus only a modest improvement over the 2001 period, many of the reductions were not effected until the third or fourth quarters and thus the Company only got the benefit of them for a few months in 2002. In addition, there were various one-time costs in the 2002 period associated with the CEO transition and with the restructuring costs associated with realignments in the Company's engineering and finance groups. In short, Management anticipates that reductions initiated in 2002 will result in more dramatic reductions in operating costs for the 2003 period.

	To address the issue of the need for additional working capital to operate and grow the Company, Management had three major accomplishments during 2002. First, the Company secured $740,855 of working capital from long-term convertible debt funding during the 2002 period.

	Second, the Company entered into a commercial services contract with an investor under which eight of the Company's employees became employees of the investor's company and were leased back to the Company. This company invoiced Pamet quarterly for the cost of the employees who remained based in Pamet's Acton headquarters and worked on projects exclusively for the Company during the term of the agreement. The net result of this agreement was to reduce the Company's 2002 working capital requirements by approximately $514,000. In Q2 and Q3 of 2002 Pamet accrued an obligation for $310,858 in services performed under this agreement that are due to be paid to the investor's company in Pamet common stock or in cash, as the investor deems appropriate. In Q4 an amendment and extension to the commercial services contract was negotiated that set the conversion price for payment in stock for performance under the contract in Q2 and Q3 to $0.115/share, extended the termination date of the agreement from December 31, 2002 to July 31, 2003 and changed the terms of payment for performance under the agreement from cash or stock to long-term convertible debt for all performance under the agreement from October 1, 2002 to July 31, 2003. Should the investor choose to be paid in stock for the $310,858 Q2 and Q3 2002 obligation mentioned above, the $0.115/share conversion price would result in the issuance of 2,703,113 shares of Common Stock. In Q4 2002 Pamet accrued an obligation for $203,498 for performance under the amended agreement. Pamet terminated the agreement on June 30, 2003 and subsequently hired back six of the individuals covered by the agreement.

	The third accomplishment was the successful negotiation with all of the existing holders of the Company's convertible promissory notes to amend convertible promissory notes with maturity dates in 2002 or 2003 to long-term debt with revised terms. This negotiation enabled the extension of the maturity dates of $2,234,149 in convertible promissory notes maturing in 2002 and 2003 to September 30, 2005, thus preserving critical working capital. In addition to the change in maturity date, other terms of these notes were changed as follows:

      - Interest rate set at 7% (down from 11% for 4 of the 12 notes)
      - Conversion rate changed to $0.25/share from several higher previous rates
      - Reduction in warrant coverage from 100% to 20%
      - Warrant price set to $0.45 from $1.00 or more previously
      - Subordination - these notes would become junior to notes issued to new qualified investors in Q4 2002 and Q1 2003.

	For a note with a principal amount of $200,000 that originally matured in October 2003 and that that already had a conversion rate of $0.20/share, a slight modification to the above terms was made to allow for continued 100% warrant coverage at a $0.25 warrant price.

	Although the Company's cost structure was reduced in 2002, the economic sluggishness and cuts to state and municipal budgets in 2002 and 2003 continue to affect revenues and to make profitability elusive. Despite additional funding, the effects of the commercial services contract, and cost cutting measures in 2002 and 2003, the Company is continuing to operate with inadequate working capital. Despite what the Company believes are numerous growth opportunities, the Company remains hampered by under-capitalization and the fact that its primary market is the government sector, which is currently characterized by long lead times and, recently, by greatly decreased budgets.


Results of Operations

Year Ended December 31, 2002 vs. Year Ended December 31, 2001.

	The Company's revenues for the 12-month period ended December 31, 2002 (the 2002 period) decreased 19.7% to $1,608,101 from $2,003,262 for the 12-
month period ended December 31, 2001 (the 2001 period). The primary factor in the decrease was the termination, by mutual agreement and effective July
1, 2002, of the reseller relationship between Aether Systems and the Company. In the 2001 period, this relationship had resulted in approximately $250,000 in support and maintenance revenue and in new Aether license revenue. In
2002 the Company was able to recognize only six months, or about $100,000, of revenues from annual Aether-related support fees invoiced in July 2001 (i.e., for the period from January 1, 2002 to June 30, 2002). The Company believes the remainder of the revenue drop resulted primarily from the national economic downturn during the period and its resulting slowdown in state and municipal spending.

	While the 4.8% increase in support revenues was clearly not sufficient to offset a 44.0% decrease in net new hardware and software sales, it occurred despite the approximately $135,000 drop in Aether-related support revenue. Excluding Aether support revenue from both periods, support revenue actually increased approximately 19.3% from approximately $763,000 in 2001 to approximately $910,000 in 2002. Support revenues can be attributed to growth in the customer base and to the increase in support rates for legacy VMS customers (from 14% to 19%) that became effective on July 1, 2002. It is also noteworthy that support revenue accounted for 65.0% of total sales in the 2002 period as compared to 49.8% of total sales in the 2001 period.

	Cost of sales decreased $179,106 or 55.3% to $144,814 for the 2002 period from $323,920 for the 2001 period. During this same period, the Company experienced an improvement in gross margin to 91.0% in the 2002 period from 83.8% in the 2001 period. While the decrease in cost of sales is due, in part, to the decrease in new software and hardware revenue, it is also influenced by the change in the mix of products being sold. For the last several years the Company has been successfully reducing the amount of third-party hardware that it resells, which typically has only single-digit margins. The termination of the Aether reseller agreement has also contributed to the trend towards higher margin percentages. Hardware sales have tied up a disproportionate amount of working capital and have required excessive finance and support resources to administer and track.

	The Company's operating expenses decreased $486,894 or 16.1% to $2,531,577 for the 2002 period from $3,018,471 for the 2001 period as a result of the Company's focus on bringing its cost structure into line with revenues as further discussed below. In addition, the reduction was contributed to by the fact that there was no expense in 2002 relating to the $195,665 in 1998 development costs that were capitalized in 1998 and for which 2001 was the last year of amortization.

	Of the Company's operating expenses, personnel costs decreased 24.2% or $443,752 to $1,388,534 in the 2002 period from $1,832,286 for the 2001 period. However, during the second quarter of 2002 the Company entered into a commercial services contract with an investor under which eight of the Company's employees became employees of the investor's company and were leased back to the Company. This company invoiced Pamet quarterly for the cost of the employees who remained based in Pamet's Acton headquarters and worked on projects exclusively for the Company during the term of the agreement. The net result of this agreement was to reduce the Company's 2002 working capital requirements, but under the agreement the Company still realized expenses of $514,356 for the services of these personnel. This expense was required to be characterized as "Other expenses" category rather than as "Personnel costs". However, when adding the $514,356 in other expenses resulting from the commercial service agreement into the original $1,388,534 in personnel expenses, expenses for personnel increased 3.9% to $1,902,890 in the 2002 period from $1,832,286 for the 2001 period. This increase is the result of various one-time costs in the 2002 period associated with the CEO transition and with the restructuring costs associated with realignments in the Company's engineering and finance groups. Also contributing to the increase is an approximate 12% general administrative charge levied on top of the salary expenses covered in the commercial services agreement. Offsetting these increases was the drop in full-time personnel from 17 to 14 during the course of the year. Other personnel-related costs that showed decreases were health insurance and commissions.

	Rent, utilities and telephone decreased by 4.8% or $9,397 to $186,128 for the 2002 period from $195,525 for the 2001 period. This decrease can be attributed to the closing of the Maitland, Florida office in early 2002, offset in part by a small increase in the base rent for the Company's headquarters. Travel and entertainment expenses decreased $61,647 or 56.8% to $46,861 for the 2002 period from $108,508 for the 2001 period. These decreases reflect the Company's efforts to bring its cost structure in line with its revenues. Spending on professional fees decreased $158,959 or 53.4% to $138,856 for the 2002 period from $297,815 for the 2001 period. The decrease can be attributed to the absence in 2002 of consulting expenses relating to the Company's engagement in 2001 of professional assistance with the Company's business plan and a financial consultant to evaluate capital funding alternatives. Neither consultant was utilized by the Company in 2002. Depreciation and amortization expense decreased 70.7% or $80,600 to $33,456 for the 2002 period from $114,056 for the 2001 period reflecting the fact that 2001 was the last year the Company amortized software development expenses capitalized in 1998. In addition, there was a reduction in depreciation on internal computer equipment and software as it ages.

	Research and development expenses (which are essentially the costs to the Company of external resources) decreased 91.4% or $128,193 to $12,126 for the 2002 period from $140,319 for the 2001 period. This decrease resulted from the wind-down in the use of external development resources during the final stages of the "product creation" phase of the development of the Windows-based product in 2001. While the Company continued to aggressively enhance and extend the Company's products in 2002, it was able to accomplish this primarily with its internal engineering staff. The internal personnel expenses associated with product development decreased approximately 12.6% to approximately $617,000 in 2002 from $706,423 in 2001. Combining both figures shows a reduction of 25.7% to approximately $629,126 in 2002 from $846,742 in 2001.

	Other operating expenses increased 119.9% or $395,654 to $725,616 for the 2002 period from $329,962 for the 2001 period. The increase is attributable to the $514,356 in 2002 expenses resulting from the commercial service agreement and a $10,000 increase in the reserve for uncollectible accounts offset by a 69.4% decrease of $64,777 in tax penalties to $28,530 for the 2002 period from $93,307 in the 2001 period.

	Net interest expense increased 22.6% or $61,529 to $333,577 in the 2002 period from $272,048 for the 2001 period. This increase resulted from the raising of $740,855 in additional working capital in 2002 in the form of convertible promissory notes carrying a 7% interest rate. These increases were offset, in small part, by the reduction in interest rate from 11% to 7% effective October 1, 2002 for convertible promissory notes with an aggregate principal amount of $835,000.

	The loss for the 2002 period was $(1,378,215) or $(.31) per share compared to a loss of $(1,608,775) or $(.37) per share for the 2001 period.


Liquidity and Capital Resources

	The Company had a working capital deficit of $(2,098,588) at December 31, 2002 compared to $(3,054,556) at December 31, 2001. The most significant reasons for this improvement are a decrease in current portion of long-term debt and accrued interest on that debt as a result of debt restructuring as well as a decrease in accrued expenses. The decreases in these liabilities are partially offset by decreases in accounts receivable and prepaid expenses.

	As of December 31, 2002, the Company had accumulated $13,790,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $9,092,000 which expire between the years 2003 and 2007.

	During the 2002 period, the Company secured $740,855 of new long-term debt financing. In addition, the Company successfully negotiated amendments to $2,234,149 in convertible promissory notes maturing in 2002 and 2003 to convert them to long-term debt with revised terms.

	At December 31, 2002, $3,195,387 of convertible promissory notes and $478,055 of related interest remained outstanding as liabilities. These amounts on the balance sheet are reported net of $65,740 in discounts for detachable warrants issued on the debt. In general, the outstanding convertible debt funding accrues interest at 7%; has a two or three year term; is convertible into common stock at the option of the debt holder at conversion prices ranging from $0.115 to $0.25 per share; and has 20% or 100% warrant coverage attached, depending on the note, that allows for the purchase of additional shares of common stock at exercise prices ranging from $0.25 to $1.00 per share, depending on the note. The Company's ability to repay the outstanding convertible promissory notes with accrued interest on due dates is at risk, especially the $445,855 due in 2004. Subsequent to the year-end, the Company secured an additional $50,000 long-term debt financing pursuant to a previous commitment. The new debt accrues interest at 7%; matures on September 30, 2005, carries the option of conversion of the principal to common stock by the debt holder at a conversion price of $0.115 per share; and has 20% warrant coverage attached that allows for the purchase of additional shares of common stock at an exercise price of $0.45 per share. As of October 2003, $37,500 of the debt has matured and is being paid off over approximately 75 weeks in a series of partial payments.

	During the last quarter of 2002, it became apparent to the new Management that the Company had more shares issued on a fully-diluted basis (including shares issuable pursuant to warrants, options and convertible notes) than were authorized under its articles of incorporation. The Company is currently authorized to issue 7,500,000 shares. Although in July 2000 shareholders approved a request to increase authorized shares to 30 million, the Company did not have sufficient funds to pay the requisite state fees and thus it was unable to increase its authorized share limit to 30 million. The number of shares of common stock legally issued and outstanding at December 31, 2002 was 4,437,976. In addition, pursuant to the Commercial Services Agreement, the Company may be obligated to issue an additional 2,703,111 shares as of December 31, 2002. Also, as of September 30, 2003, the Company has outstanding obligations for warrants exercisable into 8,191,550 shares, convertible promissory note obligations convertible into 19,277,971 shares and options exercisable into 1,218,750 shares. At the current market price for the Company's common stock, all of these derivative securities are out of the money and Management believes that it is currently unlikely that any of these derivative securities will be converted or exercised. However, if all of the derivatives were converted or exercised and the Company issued all of the shares it is required to under the Commercial Services Agreement, the number of shares of common stock the Company would have outstanding would be 31,391,382, in addition to the 4,437,976 legally issued and outstanding. The Company intends to rectify this situation as soon as it can by effecting a reverse stock split, which was approved by the Company's Board of Directors in 2003 to be sent to the shareholders for their approval. Management is in the process of completing several SEC filings and then expects to issue a proxy statement to shareholders to approve this reverse split. The reverse split will provide a means by which the total number of the company's authorized shares will exceed the number of its fully-diluted shares

	Cash increased to $120,074 at December 31, 2002 from $3,537 at December 31, 2001. Accounts receivable decreased to $114,584 at December 31, 2002 from $442,003 at December 31, 2001 due to an increase in collections and a decrease in sales during the month of December 2002 as compared to the same period in 2001. The resources necessary to provide working capital for operations and to provide the resources for growth continue to be a major concern for the Company. As discussed above, the Company received $740,855 of debt funding in 2001 and an additional $50,000 in debt funding in the first half of 2003. In addition, the Company has been able to reduce current cash outflows by entering into a Commercial Services Contract with Sumaria Systems, Inc. that will be repaid with a combination of Pamet stock or cash and with convertible promissory notes. However, the problems associated with an inadequate amount of working capital (such as inability to have the necessary resources to operate and expand the business) are exacerbated by the continued sluggishness in sales resulting primarily from the continuing slowdown in the general economic conditions and in the public safety marketplace that began in the second half of 2000. Because of these problems and the necessity of the Company to continue to strictly control its expenses despite the need for additional sales and support resources to move Pamet from a development focus to a sales and marketing one, the Company has not been able to expend any resources for this in order to increase sales. The Company continues to be hampered by insufficient cash resources. As noted in the Auditor's Report, there can be no assurances that the Company will be able to generate adequate cash either through operations or additional financing to continue as a going concern. There can be no assurance about the Company's ability to repay its indebtedness or other obligations as they become due. If the Company's financial difficulties continue, it could have a material adverse effect on the Company, its creditors and its stockholders.

	As of December 31, 2002, the Company had accumulated $13,790,000 of federal net operating loss carryforwards that expire beginning in the year 2005. In addition, the Company has state net operating losses to carry forward of $9,092,000 which expire between the years 2003 and 2007. Under the Internal Revenue Code of 1986, as amended, the rate at which a corporation may utilize its net operating losses to offset income for federal tax purposes is subject to specified limitations during periods after the corporation has undergone an "ownership change". It has been determined that an ownership change did take place at the time of the Company's initial public offering in 1990. However, the limitations on the loss carryforward exceed the accumulated loss at the time of the "ownership change". Thus there is no restriction on its use.


Seasonality

	The majority of the Company's installed base has a fiscal year that commences on July 1 and, therefore, the Company bills the majority of its customers for their annual software support and update service on July 1 of each year. Consequently, cash flow representing software support revenues has tended to be higher in the second half of the Company's fiscal year, although software support revenues are recognized ratably throughout the fiscal year.


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

Item 7.  Financial Statements and Supplementary Data.






                       PAMET SYSTEMS, INC.

                  INDEX TO FINANCIAL STATEMENTS

                                                            Page

Report of Independent Auditors                              F-2

Financial Statements:

     Balance Sheet - December 31, 2002                      F-3

     Statements of Operations -
          Years Ended December 31, 2002 and 2001            F-4

     Statements of Stockholders' Deficit -
          Years Ended December 31, 2002 and 2001            F-5

     Statements of Cash Flows -
          Years Ended December 31, 2002 and 2001            F-6

Notes to Financial Statements                               F-8


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Pamet Systems, Inc.


We have audited the accompanying balance sheet of Pamet Systems, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pamet Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has an accumulated deficit at December 31, 2002 and has suffered substantial net losses in each of the last two years, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are disclosed in Note
A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Worcester, Massachusetts
June 18, 2003, except for the information in Note O, for which the date is August 1, 2003.

BALANCE SHEET
PAMET SYSTEMS, INC.
                                                                December 31,
                                                                        2002
                                                                 -----------
ASSETS
------
CURRENT ASSETS
     Cash                                                           $120,074
     Accounts receivable, trade, net                                 114,584
     Accounts receivable, factored                                    54,146
     Inventory, net of reserve of $10,662                              1,900
     Prepaid expenses and other current assets                        32,628
                                                                    --------
                         TOTAL CURRENT ASSETS                        323,332

PROPERTY AND EQUIPMENT, NET                                           28,146
DEPOSITS                                                              82,145
                                                                    --------

                         TOTAL ASSETS                               $433,623
                                                                    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current portion of long-term debt, net of discount             $ 37,500
     Note payable to related party                                    47,490
     Accounts payable, trade                                         898,790
     Due to factor                                                    35,390
     Accounts payable, related parties                                22,935
     Current portion of accrued interest payable on
     long-term debt                                                    1,709
     Current portion of deferred gain on sale of land
     and building                                                     42,614
     Accrued expenses                                                733,938
     Deferred software maintenance revenue and
     unearned revenue                                                711,845
                                                                    --------
                    TOTAL CURRENT LIABILITIES                      2,532,211

ACCRUED INTEREST payable on long-term debt,
  net of current portion                                             478,055
DEFERRED GAIN on sale of land and building,
  net of current portion                                             110,660
LONG-TERM DEBT, net of current portion and discount                3,091,422
                                                                   ---------

                    TOTAL LIABILITIES                              6,212,348
                                                                   ---------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, $.01 par value,
1,000,000 shares authorized, none issued                                   --
     Common stock, $.01 par value, 7,500,000 shares
       authorized, 4,437,976 shares issued and outstanding            44,380
     Additional paid-in capital                                    8,738,967
     Accumulated deficit                                         (14,562,072)
                                                              ---------------
                     TOTAL STOCKHOLDERS' DEFICIT                  (5,778,725)
                                                             ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $433,623
                                                                    ========

See independent auditors' report and accompanying notes to financial statements

STATEMENTS OF OPERATIONS
PAMET SYSTEMS, INC.

                                                  Year Ended December 31,
                                                     2002               2001
                                                ---------         ----------
Net hardware and software sales                 $ 562,721         $1,005,325
Support revenues                                1,045,380            997,937
                                                ---------         ----------
          TOTAL REVENUES                        1,608,101          2,003,262

Cost of sales                                     144,814            323,920
                                                ---------         ----------

          GROSS PROFIT                          1,463,287          1,679,342
                                                ---------         ----------

Operating expenses
     Personnel costs                           1,388,534           1,832,286
     Rent, utilities and telephone               186,128             195,525
     Travel and entertainment                     46,861             108,508
     Professional fees                           138,856             297,815
     Depreciation and amortization                33,456             114,056
     Research and development                     12,126             140,319
     Other operating expenses                    725,616             329,962
                                             -----------          ----------

          TOTAL OPERATING EXPENSES             2,531,577           3,018,471
                                               ---------          ----------

Loss from operations                          (1,068,290)         (1,339,129)

Interest expense, net                           (333,577)           (272,048)
Gain on sale of property and equipment                 -               2,402
Other income                                      23,652                   -
                                              ----------         -----------

          NET LOSS                           $(1,378,215)         (1,608,775)
                                             ============         ===========

Loss per common share                              $(.31)              $(.37)
                                                   ======               =====

See independent auditors' report and accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS' DEFICIT
PAMET SYSTEMS, INC.


                                      Additional                        Total
                      Common Stock       Paid-In   Accumulated  Stockholders'
                    Shares | Amount      Capital       Deficit        Deficit
                    ---------------   ----------  ------------    -----------
BALANCE AT
JANUARY 1, 2001  4,085,610  $40,856   $8,358,593  $(11,575,082)  $(3,175,633)

NET LOSS                                            (1,608,775)   (1,608,775)

CONVERSION OF
STOCK OPTIONS      105,200    1,052        1,052            --         2,104

ISSUANCE OF WARRANTS
WITH LONG-TERM
DEBT                    --       --      115,698            --       115,698


PRIVATE PLACE-
MENT OF STOCK      247,166    2,472      198,153            --       200,625
                  --------  -------   ----------  -------------   -----------
BALANCE AT
DECEMBER 31,2001 4,437,976  $44,380   $8,673,496  $(13,183,857)  $(4,465,981)

NET LOSS                                            (1,378,215)  ( 1,378,215)

ISSUANCE OF WARRANTS
WITH LONG-TERM
DEBT                    --       --       65,471            --        65,471
                  --------  -------   ----------  -------------  ------------
BALANCE AT
DECEMBER 31,2002 4,437,976  $44,380   $8,738,967  $(14,562,072)  $(5,778,725)
                 =========  =======   ==========  ============== ============

See independent auditors' report and accompanying notes to financial statements

STATEMENTS OF CASH FLOWS
PAMET SYSTEMS, INC.

                                                      Year Ended December 31,
                                                          2002           2001
OPERATING ACTIVITIES

      Net loss                                      $(1,378,215) $(1,608,775)
      Adjustments to reconcile net loss to
      net cash used for operating activities:
           Gain on sale of property and equipment            --       (2,402)
           Deferred gain on sale of land and building   (42,614)     (42,614)
           Depreciation and amortization                 33,456      114,056
           Amortization of discount on long-term debt    65,740       48,954
           Provision for losses on accounts receivable,
            Trade                                        10,000       (5,000)

      Changes in operating assets and liabilities:
           Accounts receivable, trade                   318,219     (213,612)
           Accounts receivable, factored                (47,446)       8,070
           Inventory                                      2,179        6,072
           Prepaid expenses and other current assets     95,810       18,694
           Accounts payable, trade                      180,246      147,037
           Due to factor                                 35,390      (36,199)
           Accounts payable, related parties            (18,980)       1,749
           Accrued expenses                            (138,946)     150,841
           Accrued interest payable on long-term debt   203,526       49,585
           Deferred software maintenance revenue and
             unearned revenue                            34,817       75,523
                                                    -----------     ---------

              Net cash used for operating activities   (646,818)  (1,188,021)
                                                     -----------  -----------

INVESTING ACTIVITIES

      Expenditures for property and equipment                --      (13,583)
      Security deposit returned                              --        2,045
      Proceeds from sale of property and equipment           --        3,860
                                                    -----------    ----------

            Net cash used for investing activities           --       (7,678)
                                                    -----------    ----------

                            (Continued)

STATEMENTS OF CASH FLOWS - CONTINUED
PAMET SYSTEMS, INC.

                                                      Year Ended December 31,
                                                        2002             2001
FINANCING ACTIVITIES

      Proceeds from long-term debt - convertible
      promissory notes                           $  740,855         $880,000
      Proceeds from related party notes             182,500          145,000
      Payment of related party notes               (160,000)         (30,000)
      Issuance of common stock                           --          202,729
                                                 -----------        ---------

        Net cash provided by financing activities   763,355        1,197,729
                                                  ----------        ---------

                  NET INCREASE (DECREASE) IN CASH   116,537            2,030
      Cash at beginning of period                     3,537            1,507
                                                 -----------        ---------
                  CASH AT END OF PERIOD          $  120,074        $   3,537
                                                 ===========       ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

      Cash paid for interest                     $   85,050        $  79,194
                                                 ===========       ==========

SUMMARY OF NON-CASH FINANCING ACTIVITIES

   Note payable-related parties converted to
    long-term debt - convertible promissory notes        --        $ 475,000
                                                 ===========       ==========

   Accrued interest - related parties converted from
    accrued expenses to long-term debt - convertible
    promissory notes                             $   16,885        $  44,149
                                                 ===========       ==========

   Discount recorded on long-term debt issued with
    detachable warrants                          $   65,471        $ 115,698
                                                 ===========       ==========

   Conversion of accounts payable to long-term
    debt - convertible promissory notes           $  203,498        $      --
                                                 ===========       ==========

See independent auditors' report and accompanying notes to financial statements

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

Management believes that its level of backlog and its anticipated sales at June 18, 2003, as well as the funding described below, are adequate to sustain operations through the end of fiscal year 2003.

However, the ultimate success of the Company is still dependent upon its ability to secure financing adequate to meet its working capital and ongoing product development needs. In addition, in order for the Company's operations to be maintained and/or expanded, the Company will need to successfully market its Microsoft Windows computing platform applications. Subsequent to year-end, the Company received $50,000 through the issuance of long-term convertible promissory notes to an investor with an interest rate of 7% pursuant to a previous agreement. If additional funds are required, the current Board members are willing to seek additional equity financing, as needed. The long-term debt that was due in 2002 and 2003 has been renewed through September 2005. Management believes the Company's current sources of liquidity and funding are adequate to sustain operations. Management is also seeking to enhance the Company's financial position by obtaining additional permanent financing. There can be no assurance, however, that the Company's operations will be sustained or be profitable in the future, that adequate sources of financing will be available at all, when needed or on commercially acceptable terms, or that the Company's product development and marketing efforts will be successful.

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

Accounts Receivable: Accounts receivable are presented net of an allowance for doubtful collections of $180,000 and factored receivables of $277,197 at



                                                                 Continued --

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable (Continued): December 31, 2002. In determining this allowance, objective evidence that a single receivable is uncollectible as well as a historical pattern of collections of accounts receivable that indicate that the entire face amount of a portfolio of accounts receivable may not be collectible is considered at each balance sheet date.

The Company factors part of its accounts receivable with recourse, which means that the Company bears the risk of uncollectible accounts over 90 days old. Accounts receivable, factored, in the accompanying balance sheet represents the portion of each account held back by the factor. The balance will be remitted to the Company when the respective accounts have been collected.

Due to Factor: The balance represents the Company's estimated liability for its factored accounts that will become greater than 90 days old or uncollectible, based on historical collections.

Deferred Software Maintenance Revenue and Unearned Revenue: Deferred software maintenance revenue and unearned revenue represent revenue relating to software support, updates and warranties which the Company has not yet earned. Software maintenance fees are recognized ratably over the period of the service contract. The portion of the maintenance fee associated with the sale of a first time system or software that relates to the initial maintenance period is also recognized ratably over the period of the extended service.

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

Stock Option Plans: The Company accounts for stock option awards granted to officers, directors, and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of the grant.



                                                                 Continued --

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans (Continued): The Company applies the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

For purposes of providing pro forma disclosures for employee grants, the fair value for options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                          2002                 2001
                                          ----                 ----
Expected life (years)                     5-8 years*<F1>       5-8 years*<F1>
Average risk-free interest rate           4.8%-5.17%           4.81%
Volatility                                107%                 107%
Dividend yield                            0%                   0%

<F1>
*Amounts vary due to graded vesting for options granted to employees and differences between options granted to employees and options granted to directors.

The weighted-average fair value of options granted during 2002 and 2001 was $0 and $.85, respectively. The Company recognizes forfeitures as they occur.

















                                                                 Continued --

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans (Continued): Had the Company determined compensation expense for the Plan in accordance with the fair value methodology prescribed by SFAS 123, the Company's pro forma net loss and loss per share would have been:

                                                Years ended    December 31,
                                                       2002            2001
                                                ------------   ------------
Net loss - reported                              $(1,378,215)   $(1,608,775)
Deduct amortization of stock compensation
 expense for all awards, net of related
 tax effects                                         157,724       (392,348)
                                                 -----------   -------------
Pro forma net loss                               $(1,220,491)   $(2,001,123)
                                                 ============   ============
Pro forma net loss per share - basic and diluted       (0.28)         (0.46)

For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years since the pro forma expense includes only one year of option grants.

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




                                                                 Continued --

PAMET SYSTEMS, INC.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs (Continued): Commencing with the initial product release, these costs are amortized on the straight-line method over the estimated life of the product, generally three to five years. Since 1998, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs since 1998 and has charged all such costs to research and development expense.

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

Income Taxes: The Company accounts for income taxes according to the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and tax laws that will be in effect when the differences are expected to reverse. The primary component of the Company's deferred tax asset as of December 31, 2002, which is fully reserved, is net operating loss carryforwards.

NOTE C--RELATED-PARTY TRANSACTIONS

Compensation: The Company expensed approximately $19,400 in 2002 and $15,200 in 2001 relating to a stockholder for financial accounting consulting services.

Note payable to related party represents short-term, interest free, unsecured advances from an officer of the Company.

Accounts payable, related parties represent non-interest bearing amounts owed to employees and directors for services performed or expense reimbursements.

PAMET SYSTEMS, INC.


NOTE D--PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Property and equipment at December 31, 2002 is as follows:

                            Balance at                             Balance at
                             Beginning   Additions                     End of
Classification               of Period     at Cost   Retirements       Period
--------------              ----------   ---------   -----------   ----------
      Furniture and fixtures  $144,088   $      --   $        --     $144,088
      Computer equipment       426,955          --         2,691      424,264
      Automobiles                8,300          --         8,300           --
                              --------   ---------   -----------     --------
            TOTALS            $579,343   $      --   $    10,991     $568,352
                              ========   =========   ===========     ========

Accumulated depreciation at December 31, 2002 is as follows:

                             Balance at   Additions                Balance at
                             Beginning      Charged                    End of
Classification               of Period   to Expense   Retirements      Period
--------------              ----------   ----------   -----------   ---------
      Furniture and fixtures  $135,350     $  2,622        $   --    $137,972
      Computer equipment       374,091       30,834         2,691     402,234
      Automobiles                8,300           --         8,300          --
                             ---------   ----------     ---------    --------
             TOTALS           $517,741     $ 33,456      $ 10,991    $540,206
                             =========   ==========   ===========    ========

  Net property and equipment   $61,602                                $28,146
                               =======                                =======

NOTE E--ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

Accrued payroll, bonuses and vacation         $583,158
Accrued and withheld payroll taxes              75,888
Other                                           74,892
                                              --------
                                              $733,938
                                              ========



                                                                  Continued--

PAMET SYSTEMS, INC.

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

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 28,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest rate on the note is 7% per year and interest expense in fiscal year 2002 was $3,498. Total interest accrued on the note at December 31, 2002 was $13,687. Both the principal balance of the note and unpaid accrued interest are due on September 30,
2005.                                                                 $35,000

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 300,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest rate on the note is 7% per year and interest expense in fiscal year 2002 was $37,469. Total interest accrued on the note at December 31, 2002 was $146,188. Both the principal balance of the note and unpaid accrued interest are due on September 30,
2005.                                                                $375,000

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 280,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest rate on the note is 7% per year and interest expense in fiscal year 2002 was $34,971. Total interest accrued on the note at December 31, 2002 was $134,544. Both the principal balance of the note and unpaid accrued interest are due on September 30,
2005.                                                                $350,000











                                                                  Continued--

PAMET SYSTEMS, INC.


NOTE F--LONG-TERM DEBT (Continued)

Convertible promissory note with five year detachable warrants which allow the noteholder to purchase up to 43,507 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share, at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest rate on the note is 7% per year and interest expense in fiscal year 2002 was $4,147. Total interest accrued on the note at December 31, 2002 was $4,169 and unlike the notes above is to be paid quarterly. During 2002, $16,885 of accrued interest was converted to long-term debt. Also during 2002, 50% of the original principal ($37,500), plus the converted interest, was extended until September 30,
2005.  The other $37,500 was due at December 31, 2002.                 91,885

Two convertible promissory notes with five year detachable warrants, which allow the noteholder to purchase up to 280,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the notes is 7% per year and interest expense in fiscal year 2002 was $24,500. Total interest accrued on the notes at December 31, 2002 was $42,154. Both the principal balance of the notes and unpaid accrued interest are due
September 30, 2005.                                                   350,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 80,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $7,000. Total interest accrued on the note at December 31, 2002 was $12,044. Both the principal balance of
the note and unpaid accrued interest are due September 30, 2005.      100,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 104,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $9,100. Total interest accrued on the note at December 31, 2002 was $12,192. Both the principal balance of
the note and unpaid accrued interest are due September 30, 2005.      130,000






                                                                  Continued--

PAMET SYSTEMS, INC.


NOTE F--LONG-TERM DEBT (Continued)

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 235,694 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $20,623. Total interest accrued on the note at December 31, 2002 was $35,314. Both the principal balance of the note and unpaid accrued interest
are due September 30, 2005.                                           294,617

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 179,626 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $15,717. Total interest accrued on the note at December 31, 2002 was $26,913. Both the principal balance of the note and unpaid accrued interest
are due September 30, 2005.                                           224,532

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 80,000 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.25 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $7,000. Total interest accrued on the note at December 31, 2002 was $10,682. Both the principal balance of
the note and unpaid accrued interest are due September 30, 2005.      100,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 260,870 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.115 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the notes is 7% per year and interest expense in fiscal year 2002 was $2,094. Total interest accrued on the notes at December 31, 2002 was $2,094. Both the principal balance of the notes and unpaid accrued interest are due
September 30, 2005.                                                   150,000







                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (Continued)


Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 60,870 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.115 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $7. Total interest accrued on the note at December 31, 2002 was $7.
Both the principal balance of the note and unpaid accrued interest are due
December 27, 2005.                                                    35,000

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 100,000 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $1,055. Total interest accrued on the note at December 31, 2002 was $1,055. Both the principal balance of the note and unpaid accrued interest
are due April 10, 2004.                                                20,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 1,000,000 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $9,973. Total interest accrued on the note at December 31, 2002 was $9,973. Both the principal balance of the note and unpaid accrued interest are due April 15,
2004.                                                                 200,000

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 4,472,661 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $0. Total interest accrued on the note at December 31, 2002 was $0. Both the principal balance of the note and unpaid accrued interest are due September 30, 2005.
                                                                      203,498






                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE F--LONG-TERM DEBT (Continued)

Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 100,000 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $1,016. Total interest accrued on the note at December 31, 2002 was $1,016. Both the principal balance of the note and unpaid accrued interest
are due March 31, 2004.                                                20,000


Convertible promissory note to a board member with five year detachable warrants, which allow the noteholder to purchase up to 25,000 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $264. Total interest accrued on the note at December 31, 2002 was $264. Both the principal balance of the note and unpaid accrued interest are due
March 31, 2004.                                                         5,000


Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 1,004,275 shares of common stock at $1.00 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $10,015. Total interest accrued on the note at December 31, 2002 was $10,015. Both the principal balance of the note and unpaid accrued interest are due April 15,
2004.                                                                 200,855

Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 191,304 shares of common stock at $0.45 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.115 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the notes is 7% per year and interest expense in fiscal year 2002 was $1,075. Total interest accrued on the notes at December 31, 2002 was $1,075. Both the principal balance of the notes and unpaid accrued interest are due
September 30, 2005.                                                   110,000





                                                                  Continued--

PAMET SYSTEMS, INC.


NOTE F--LONG-TERM DEBT (Continued)


Convertible promissory note with five year detachable warrants, which allow the noteholder to purchase up to 1,000,000 shares of common stock at $0.25 per share. No warrants have been exercised at December 31, 2002. The principal amount of the note may be converted to common stock at $0.20 per share at the noteholder's option as described above. No principal has been converted to common stock at December 31, 2002. The interest on the note is 7% per year and interest expense in fiscal year 2002 was $14,000. Total interest accrued on the note at December 31, 2002 was $16,378. Both the principal balance of the note and unpaid accrued interest are due September
30, 2005.                                                             200,000
                                                                  -----------

                                                                   $3,195,387
                                                                  ===========

Annual principal maturities of long-term debt are as follows:
  Year ending     December 31, 2003, net of discount of $0             37,500
                  December 31, 2004, net of discount of $16,444       424,411
                  December 31, 2005, net of discount of $50,021     2,667,011
                                                                  -----------
                                                                   $3,128,922
                                                                  ===========

Discount on long-term debt represents the value of 5 year detachable warrants issued with the debt as described above. The total value of warrants issued in 2002 amounted to $65,471 and is included in additional paid-in capital. Amortization of the discount, charged to interest expense during 2002, amounted to $65,740. The unamortized discount at December 31, 2002 is related to long-term debt, net of current portion.

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY

Stock Option Plans: In 1990, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1990 Stock Option Plan is 400,000 shares. These options, of which a total of 253,700 had been exercised at December 31, 2002, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 20% per year and continuing over five years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

Stock option activity for the 1990 Stock Option Plan for the two year period ended December 31, 2002 is as follows:

                                                      Weighted Average
                                                -----------------------------
                        Number Exercise Price  Exercise Fair Value    Remain-
                    Of Options      Per Share     Price   at Grant   ing Life
                    ----------   ------------  -------- ---------- ----------
Outstanding at
January 1, 2001        245,500   $  .02-$5.50     $1.34             .93 years
Cancelled              (12,500)  $ 3.50-$5.50     $5.10
Exercised             (105,200)  $        .02      $.02

Outstanding at
December 31, 2001      127,800   $  .05-$3.50     $2.05            1.38 years
Cancelled              (35,500)  $ 1.44-$3.50     $2.81

Outstanding at
December 31, 2002       92,300   $  .50-$3.50     $1.76             .98 years
                        ======   ============     =====
Exercisable at
December 31, 2002       92,300   $  .50-$3.50     $1.76

Exercisable at
December 31, 2001      127,800   $  .50-$3.50     $2.05

Available for Grant
at December 31, 2002    54,000

Available for Grant
at December 31, 2001    18,500



                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)

In 1998, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 1998 Stock Option Plan is 250,000 shares. These options, of which a total of 17,375 had been exercised at December 31, 2002, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.

Stock option activity for the 1998 Stock Option Plan for the two year period ended December 31, 2002 is as follows:

                                                      Weighted Average
                                                -----------------------------
                        Number Exercise Price  Exercise Fair Value    Remain-
                    Of Options      Per Share     Price   at Grant   ing Life
                    ----------   ------------  -------- ---------- ----------
Outstanding at
January 1, 2001        205,250    $1.37-$3.19     $1.89            4.91 years
Cancelled              (11,250)   $1.50-$2.50     $1.95

Outstanding at
December 31, 2001      194,000    $1.37-$3.19     $1.88            3.93 years
Cancelled              (12,750)   $1.56-$2.50     $1.76

Outstanding at
December 31, 2002      181,250    $1.37-$3.19     $1.89            2.85 years
                       =======    ===========     =====

Exercisable at
December 31, 2002      169,250    $1.37-$3.19     $1.91

Exercisable at
December 31, 2001      171,000    $1.37-$3.19     $1.87

Available for Grant at
December 31, 2002       51,375

Available for Grant at
December 31, 2001       38,625





                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)

During 2000 and 2001, the Company issued stock options to directors outside of any formalized plan. The maximum number of shares of stock subject to issuance under this arrangement is 250,000 shares. These options, of which none had been exercised at December 31, 2002, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued. The options are not transferable except by will or domestic relations order. The option price per share is not less than the fair market value of the shares on the date of the grant.

Stock option activity for the directors outside of any formalized plan for the two year period ended December 31, 2002 is as follows:

                                                   Weighted Average
                                                -----------------------------
                        Number Exercise Price  Exercise Fair Value    Remain-
                    Of Options      Per Share     Price   at Grant   ing Life
                    ----------   ------------  -------- ---------- ----------

Outstanding at
January 1, 2001         83,000    $1.37-$3.88     $1.77            3.82 years
Granted to Directors     2,000    $      1.87     $1.87    $1.49

Outstanding at
December 31, 2001       85,000    $1.37-$3.88     $1.78            2.87 years
Granted to Directors        --             --        --                    --

Outstanding at
December 31, 2002       85,000    $1.37-$3.88     $1.78            1.87 years
                        ======    ===========      =====           ==========

Exercisable at
December 31, 2002       85,000    $1.37-$3.88     $1.78

Exercisable at
December 31, 2001       85,000    $1.37-$3.88     $1.78

Available For Grant at
December 31, 2002      165,000

Available For Grant at
December 31, 2001      165,000







                                                                  Continued--

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

Stock option and warrant activity for stock options and warrants issued outside a formalized plan for the two year period ended December 31, 2002 is as follows:

                                                      Weighted Average
                                                -----------------------------
                        Number Exercise Price  Exercise Fair Value    Remain-
              Options/Warrants      Per Share     Price   at Grant   ing Life
                    ----------   ------------  -------- ---------- ----------

Outstanding at
January 1, 2001      2,107,700    $2.19-$3.19     $2.61            3.79 years

Warrants granted to
 Stockholders for
 new equity financing   86,509    $1.50-$2.50     $1.83  $1.19-1.99

Warrants granted to
 convertible debt
 holders             3,573,993    $1.00-$1.50     $1.36

Options transferred
 from 2000 Plan        100,000          $2.00     $2.00

Options Cancelled       (2,000)         $2.75     $2.75
                    -----------    ----------     -----

Outstanding at
December 31, 2001    5,866,202     $0.68-$4.75    $1.83            4.12 years







                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)


                                                      Weighted Average
                                                -----------------------------
                     Number Of Exercise Price  Exercise Fair Value    Remain-
              Options/Warrants      Per Share     Price   at Grant   ing Life
                    ----------   ------------  -------- ---------- ----------

Warrants granted to
 convertible debt
 holders             4,803,540    $0.20-$1.00     $0.69
Warrants cancelled     (35,000)   $0.68-$2.00     $1.34

Outstanding at
December 31, 2002   10,634,742    $0.68-$4.25     $1.32            3.97 years

Exercisable at
December 31, 2002   10,189,042    $0.68-$4.25     $1.24

Exercisable at
December 31, 2001    5,839,952    $0.68-$4.25     $1.82


In 2000, the Company adopted a Stock Option Plan under which the Board of Directors may grant incentive or non-qualified stock options to employees, directors and consultants of the Company. The maximum number of shares of stock subject to issuance under the 2000 Stock Option Plan is 1,300,000 shares. These options, of which none had been exercised at December 31, 2002, are exercisable within a ten-year period from the date of the grant, and are generally fully exercisable when issued to directors and exercisable 25% per year and continuing over four years for employees (based on continual employment) and consultants. The options are not transferable except by will or domestic relations order. The option price per share under the Plan is not less than the fair market value of the shares on the date of grant.














                                                                  Continued--

PAMET SYSTEMS, INC.

NOTE G--STOCKHOLDERS' EQUITY (Continued)


                                                      Weighted Average
                                                -----------------------------
                    Number Of  Exercise Price  Exercise Fair Value    Remain-
                      Options       Per Share     Price   at Grant   ing Life
                   ----------   -------------  -------- ---------- ----------
                                                               ....

Outstanding at
January 1, 2001       537,625     $2.00-$4.13     $2.05            6.39 years
Options granted to
 Officers             200,000           $0.68     $0.68     $0.54
Options granted to
 Employees            325,000           $0.68     $0.68     $0.54
Options transferred
 to another plan     (100,000)          $2.00     $2.00
Options cancelled     (18,000)    $2.00-$2.12     $2.05
                   -----------   ------------     -----

Options Outstanding at
December 31, 2001     944,625     $0.68-$4.13     $1.29            4.85 years

Options cancelled    (415,750)    $0.68-$2.12     $1.41

Outstanding at
December 31, 2002     528,875     $0.68-$4.13     $1.20            3.57 years

Exercisable at
December 31, 2002     327,125     $0.68-$4.13     $1.37

Exercisable at
December 31, 2001     349,500     $0.68-$4.13     $1.54

Available for grant
at December 31, 2002  771,125

Available for grant
at December 31, 2001  355,375

PAMET SYSTEMS, INC.

NOTE H--EARNINGS PER SHARE DISCLOSURE

Earnings per share disclosures for the two year period ended December 31, 2002 are as follows:

                                    For the Year Ended December 31, 2002
                                    ------------------------------------
                                                     Weighted-      Per Share
                                      Income    Average Shares         Amount
                                 -----------    --------------      ---------
Basic loss per common share:
  Income available to common
  Stockholders                   $(1,378,215)        4,437,976        $(0.31)
                                 ============        =========        =======

                                    For the Year Ended December 31, 2001
                                    ------------------------------------
                                                      Weighted-     Per Share
                                      Income    Average Shares         Amount
Basic loss per common share:      -----------   --------------      ---------
  Income available to common
  Stockholders                   $(1,608,775)        4,303,950        $(0.37)
                                 ============        =========        =======

NOTE I--INCOME TAXES

During 2002, the Company recorded deferred tax assets for the benefit of net operating losses in the amount of $291,000. The cumulative amount of these assets, which is $2,674,000 at December 31, 2002 is fully reserved. Due to the Company's history of operating losses, management has concluded that realization of the benefit is not likely.

At December 31, 2002, the Company has federal net operating loss carryforwards of $13,790,000 that expire beginning in the year 2005. Additionally, the Company has Massachusetts net operating losses to carry forward, which expire as follows:

            Year Ending
            December 31,                              Amount
            ------------                        ------------
                  2003                           $ 1,752,000
                  2004                             2,632,000
                  2005                             2,000,000
                  2006                             1,445,000
                  2007                             1,263,000
                                                ------------
                                                  $9,092,000
                                                ============

PAMET SYSTEMS, INC.


NOTE J--COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments are as follows:

            Year ending
            December 31,                  Amount
            ------------               ---------
                  2003                  $174,765
                  2004                   174,765
                  2005                   174,765
                  2006                   104,291
                                       ---------
                                       $ 628,586
                                       =========


Employment Contracts: Subsequent to year end, the Board of Directors approved an employment contract for the Company's Chief Executive Officer through December 31, 2003, with a base salary of $185,000 and a bonus of up to $92,500, and stock option awards based upon certain milestones being achieved.

The United States Department of Labor (DOL) undertook an audit of the Company's 401(k) plan during the third quarter of 2002. While the DOL has not yet issued its final report, the Company expects the audit will have no material impact on the Company's financial position.


NOTE K--SIGNIFICANT CUSTOMERS

Amounts due from two customers represented approximately 25% of total accounts receivable, trade outstanding at December 31, 2002.

PAMET SYSTEMS, INC.


NOTE L--PROFIT SHARING PLAN

The Company has a qualified contributory profit sharing 401(k) plan. The plan covers all employees meeting certain age and service requirements. Employee contributions are voluntary, based on specific percentages of compensation. The plan also provides for contributions by the Company upon approval of the Board of Directors. During 2002 and 2001, the Board elected to make no
matching contribution.   The employees' and employer's contributions may not
exceed maximum amounts established by the Internal Revenue Code.

NOTE M--RESEARCH AND DEVELOPMENT

Research and development costs in the current year represent costs associated with refining the Microsoft Windows computing platform for the Company's current computer applications as well as developing accompanying software support applications for the Windows system.

Included in personnel costs is approximately $617,000 relating to personnel who have worked exclusively on the development of the Company's Microsoft Windows computing platform and supporting applications during fiscal year 2002.

NOTE N--COMMERCIAL SERVICES AGREEMENT

In April, 2002, the Company entered into a commercial services contract (the agreement) with a vendor, expiring on July 31, 2003, under which eight of the Company's employees became employees of the vendor and were leased back to the Company. At December 31, 2002, the Company had $1,124,000 in convertible promissory notes outstanding with this vendor. The vendor bills the Company quarterly for the employees who are working exclusively on projects for the Company. In accordance with the original terms of the agreement, the Company could pay the vendor in cash or in the equivalent value of the Company's common stock for amounts incurred from April 2002 through September 2002, approximately $311,000 in accounts payable at December 31, 2002, and for amounts incurred from October 1, 2002 through July 31, 2003, with convertible debt not to exceed $740,000. The Company incurred charges totaling approximately $203,000 under this agreement from October 1, 2002 through December 31, 2002, which is included in long-term debt in the balance sheet. The agreement was not renewed subsequent to July 31, 2003 and the Company hired back six of the employees.

NOTE O--SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Board of Directors voted to recommend an amendment to the Company's Articles of Organization to allow for a reverse stock split subject to approval by a majority of the Company's stockholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	Not applicable.


Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

                                Class I (Term expires at the 2003
                                Annual meeting of Stockholders)


Director Name           Age    Principal Occupation

Richard C. Becker       57     Mr. Becker, a director since 1991, retired
                               from the Company effective September 30, 2002.
                               Prior to that he was the Company's Vice
                               President Finance and Administration from June
                               1997, Assistant Clerk since February 1991 and
                               Treasurer since May 1991. He was Vice
                               President and Chief Operating officer from June 1993 through May 1997.

Bruce J. Rogow          56     Mr. Rogow, a director since 1997, has been
                               Chairman of the Board since June 1999. He has been an independent executive information counselor since 1992 and executive principal of Rogow Opportunity Capital since 1997.

                               (Class II) (Term expires at the 2004
                               Annual meeting of Stockholders)

Dr. Stanley J. Robboy   61     A director since 1990, Dr. Robboy has been
                               the Vice Chairman of the Department of
                               Pathology at the Duke University Medical
                               Center since January 1998.  This is in
                               addition to the positions he has held since
                               1992 as Professor of Pathology, Professor of
                               Obstetrics and Gynecology and Head of
                               the Division of Gynecologic Pathology.

David T. McKay          60     A director since 1997, Mr. McKay is currently
                               the Vice President of Product Development. He was President and Chief Executive Officer of the Company from June 1997 through March 2002. Previously Mr. McKay served as the Global Systems Manager for Mobil Oil, an oil production company from 1996 to 1997.
                               From 1994 to 1996 he was the Vice President of Information Systems at Moore Corporation, a business supply company.

                              (Class III) (Term expires at the 2005
                               Annual meeting of Stockholders)


Dr. Davinder Sethi      69     A director since 1998, Dr. Sethi has been an
                               independent advisor since 1996 and served as a Senior Advisor to Barclays de Zoete Wedd, an investment banking firm, from 1990 until 1996.
                               Dr. Sethi is also the CFO and a director of public company Entrada Networks, Inc. (ESAN.OB on the OTC BB) and a director of Worldwater
                               Corporation (WWAT.OB on OTC BB).

Kirke S. Curtis         45     A director since 2002, Mr. Curtis has
                               been President and CEO since April 2002.
                               Previously Mr. Curtis was a management
                               consultant from Nov 2001 to March 2002. Mr.
                               Curtis was President and COO of MediaMap
                               Corporation, an information technology
                               company in the public relations market from Jan 1999 to October 2002 and was Chief
                               Operating Officer from 1994 to
                               Dec 1998.




Beneficial Ownership Reporting Compliance

         The Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities are required under Section 16(a) of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that none of its other executive officers and directors, and greater than ten percent beneficial owners, has complied with any of the filing requirements applicable to them for changes in ownership during calendar year 2002.

Item 10  Executive Compensation


                           SUMMARY COMPENSATION TABLE

                        Annual Compensation            Long Term Compensation

                                                                   Securities
Name and Principal                                                 Underlying
Position                Year        Salary               Bonus        Options
                        ----     ---------          ----------    -----------
Kirke S. Curtis
President and Chief
Executive Officer (1)
                        2002      $103,542            $120,074             --

David T. McKay
President and Chief
Executive Officer (2)
                        2002      $121,667              37,500             --
                        2001      $171,667              90,000        125,000
                        2000      $160,000              52,500        100,000

(1) Mr. Curtis became Pamet's President and CEO on 4/3/02. Of his $120,074 2002 bonus, $60,074 was paid in 2002. The rest is to be paid over 2003 and 2004 as the Company's working capital permits, although it was accrued in 2002.
(2) Mr. McKay was Pamet's President and CEO until 4/2/02, although the terms of his previous employment contract (e.g., compensation) were in force through 5/31/02. As detailed in the employment agreement section below, Mr. McKay's base salary from May 31, 2001 to May 31, 2002 was authorized to be increased to 180,000, but he was only paid $160,000 - the rest was accrued and is on the Company's balance sheet. Similarly, the bonuses for 2000, 2001 and 2002 were authorized, but have not yet been paid, although they have been accrued. Mr. McKay remained with Pamet after the CEO transition and played a senior role in the product development organization.



                            EMPLOYMENT AGREEMENTS


	The Company entered into an Employment Agreement dated September 1997 employing David T. McKay as President and Chief Executive Officer of the Company for a two year term. The employment agreement automatically extended for an additional two years provided that neither party gives the other notice of its intent not to renew at least 180 days prior to the expiration date of the initial term or any extensions thereof. Mr. McKay was entitled to receive a base salary of $160,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. An amendment to the contract was signed on May 31, 2001 extending the contract to May 31, 2002. Pursuant to the amendment Mr. McKay's base salary was increased to $180,000 per year and was granted a guarantee equal to 50% of his salary as a bonus. The increase in salary as well as the bonus amounts for the 2000, 2001 and 2002 periods have not be paid to-date. Under the amended agreement Mr. McKay was granted options to purchase 125,000 shares of Common Stock under the Company's 2000 Stock Option Plan.

	Mr. McKay gave notice of non-renewal of his employment agreement in February of 2002 although he remained employed by the Company providing support and leadership in product development and quality control. He remains on the Company's Board of Directors and in July 2003 was given the title of Vice President, Product Development.


	Subsequent to the end of 2002, the Company entered into an Employment Agreement dated March 2003 employing Kirke S. Curtis as President and Chief Executive Officer of the Company effective April 3, 2002 and with an initial termination date of December 31, 2003. The employment agreement automatically extends each year for an additional one-year period provided that neither party gives the other notice of its intent not to renew at least 90 days prior to the expiration date of the initial term or any extensions thereof. Mr. Curtis is entitled to receive a base salary of $185,000 per annum, bonus compensation, including grants of stock options or other equity of the Company, at the discretion of the Board of Directors of the Company, and certain other fringe benefits during the term of the agreement. Mr. Curtis' employment agreement also includes non-competition, confidentiality, and indemnification provisions. For the third quarter of 2003, Mr. Curtis voluntarily agreed to a temporary reduction in annual base salary of $25,000 as a temporary cost cutting measure.

	If Mr. Curtis' employment is terminated as the result of constructive termination (as defined in the employment agreement) or by the Company without cause (as defined in the employment agreement), in addition to compensation and benefits accrued through the date of such termination, he will be entitled to receive his base salary and all fringe benefits as follows:

- if terminated less than 12 months from the effective date of the agreement:
       4 months salary at the rate being paid at the termination date. All stock option grants will be accelerated by one year (with one year after termination to exercise options).
- if terminated more than 12 months but less than 24 months from the effective date of the agreement:
       8 months salary at the rate being paid at the termination date. All stock option grants will be accelerated by two years (with two years after termination to exercise options).
- if terminated more than 24 months from the effective date of the agreement:
       12 months salary at the rate being paid at the termination date. All stock option grants will be accelerated by three years (with three years after termination to exercise options).


Stock Options Grants in Last Fiscal Year

No stock options were granted to Company executives in fiscal year 2002.


Fiscal Year-End Option Values

The following table sets forth certain information regarding the number and value of unexercised options held by each of the named executive officers as of December 31, 2002. There were no options exercised by named executive officers in 2002.

                  Number of Shares of Common Stock    Value of Unexercised
                  Underlying Unexercised Options      In-The-Money Options
                  At Year End                         At Year End

Name              Exercisable   Unexercisable    Exercisable    Unexercisable
--------------    -----------   -------------    -----------    -------------
David McKay          501,500              0              0                0

Kirke Curtis               0              0              0                0



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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding beneficial ownership as of September 30, 2003 of the Company's Common Stock as to (i) each director of the Company, (ii) each of the Executive Officers, (iii) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and (iv) all directors and executive officers as a group. The information set forth below as to nominees, directors, and officers has been furnished to the Company by such nominee, officer or director. Note also that the figures below are calculated on a fully diluted basis, assuming that the Company in fact had a sufficient number of shares of common stock authorized for issuance. Similarly, as discussed earlier in this document in the Liquidity and Capital Resources section of the Management Discussion and Analysis, the Company is making arrangements for a stockholder vote to execute a reverse stock split so that the Company's total number of authorized shares is greater than the fully-diluted number of shares outstanding. Currently the fully-diluted number of shares exceeds the total number authorized.

                                                            Percent of Common
Name and Address of                Amount and Nature of    Stock (if over 1%)
Beneficial Owner                   Beneficial Ownership    Owned Beneficially
                                   --------------------   -------------------
Bruce J. Rogow                            2,053,275(1)            22.3%
Winnie R. Rogow
220 Ocean Avenue
Marblehead, MA 01945

David T. McKay                              508,000(2)             6.6%
1000 Main Street
Acton, MA  01720

Kirke S. Curtis                                  --                 *<F1>

Richard C. Becker                           247,625(3)             3.4%

Dr. Stanley J. Robboy                     2,653,517(4)            27.1%
104 Donegal Drive
Chapel Hill, NC  27517

Dr. Davinder Sethi                           45,000(5)              *<F1>

BSI SA                                    2,763,334(6)            27.9%
Via Magatti 2
6900 Lugano
Switzerland

William J. Bell 1993 Trust                  544,826(7)             7.3%
10539 Bellagio Road
Los Angeles, CA  90077

West Country Partners                     7,552,000(8)            52.5%
1917 Brittany Park
Camarillo, CA  93012


Sumaria Systems                          15,619,920(9)            77.9%
99 Rosewood Drive
Suite 140
Danvers, MA  01923-1381

All directors and executive               5,507,417(10)           43.5%
officers as a group (6 people)

<F1>
* Less than one percent of outstanding shares


 (1) As reported on an Amendment No.3 to the Schedule 13D filed with the Securities and Exchange Commission on January 6, 1999, filed by Bruce J. Rogow and Winnie R. Rogow and updated based on Company records (i) 5,000 shares of Common Stock held by Mr. Rogow's 401(k) account, (ii) 20,000 shares held by Mr. Rogow's retirement money purchase account, (iii) 15,000 shares held in custody for Geoff Rogow, Mr. & Mrs. Rogow's minor son, (iv) 62,000 shares of Common Stock held jointly, (v) 531,896 shares of Common Stock held by Rogow Opportunity Capital, LLC, a Massachusetts limited liability company ("Rogow Opportunity")of which Mr. and Mrs. Rogow are the sole members, (vi) warrants held by Rogow Opportunity exercisable at any time or from time to time prior to March 2, 2003, to purchase up to 31,250 shares of Common Stock at an exercise price of $4.25 per share, (vii) warrants exercisable prior to November 5, 2003 to purchase 120,000 shares of Common Stock at an exercise price of $2.50 per share, (viii) warrants exercisable prior to July 13, 2009, to purchase 68,000 shares of Common Stock at an exercise price of $2.50 per share, and (ix) warrants exercisable prior to September 28, 2009, to purchase 10,000 shares of Common Stock at an exercise price of $3.19 per share, (x) warrants exercisable prior to June 12, 2010, to purchase 34,375 shares of Common Stock at an exercise price of $3.00 per share, (xi)director's options exercisable prior to July 9, 2010, to purchase 24,000 shares of Common Stock at an exercise price of $2.00 per share, (xii) 4,000 shares issuable upon the exercise of 2 grants of currently exercisable director options at prices ranging $1.56 to $3.88, (xiii)898,128 Shares of Common Stock issuable upon the conversion of a $224,532 note convertible until September 30, 2005 at a conversion price of $.25 per share, (xiv) 179,626 shares issuable upon the exercise of warrants exercisable prior to April 15, 2006 at an exercise price of $0.45 per share, (xv) 25,000 Shares of Common Stock issuable upon the conversion of a $5,000 note convertible until March 31, 2004 at a conversion price of $.20 per share, (xvi) 25,000 shares issuable upon the exercise of warrants exercisable prior to March 31, 2007 at an exercise price of $1.00 per share.

(2) Consists of 501,500 shares issuable upon the exercise of currently exercisable options and 6,500 shares of Common Stock held by Mr. McKay.

(3) Includes 183,625 shares issuable upon the exercise of currently exercisable options.

(4) As reported on the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2000 and updated based on Company records (i) 460,137 shares of which 307,591 were shares of Common Stock held by Mr. Robboy and 152,546 were shares issuable upon the exercise of warrants, (ii) 12,000 exercisable options gifted on May 1, 2000 to his children, Elizabeth and Caroline Robboy, (iii) 2,000 shares issuable upon the exercise of options prior to December 31, 2011 at a conversion price of $1.87 per share, (iv) 1,178,468 shares of Common Stock issuable upon the conversion of a $294,617 note convertible until September 30, 2005 at a conversion price of$0.25 per share, (v) 235,694 shares issuable upon the exercise of warrants exercisable prior to April 15; 2006 at an exercise price of $0.45 per share, (vi) 100,000 shares of Common Stock issuable upon the conversion of a $20,000 note convertible until March. 31, 2004 at a conversion price of $.20 per share,
(vii) 100,000 shares issuable upon the exercise of warrants exercisable prior to March 30,2007 at an exercise price of.$ 1.00 per share. (viii) 100,000 shares of Common Stock issuable upon the conversion of a $20,000 note convertible until April 10, 2004 at a conversion price of $.20 per share,
(ix) 100,000 shares issuable upon the exercise of warrants exercisable prior to April 10, 2007 at an exercise price of $1.00 per share, (x) 304,348 shares of Common Stock issuable upon the conversion of a $35,000 note convertible until December 27, 2005, (xi) 60,870 shares issuable upon the exercise of warrants exercisable prior to December 27, 2007 at a conversion price of $0.45/share.

(5) Includes 45,000 shares issuable upon the exercise of currently exercisable options.

(6) Includes (i)1,500,000 shares of Common Stock issuable upon conversion of a $375,000 note convertible until September 30,2005 at a conversion price of $0.25 per share, (ii)300,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $0.45 per share,
(iii)175,000 shares issuable upon the exercise of warrants exercisable prior to December 3, 2004 at an exercise price of $2.50 per share, (iv)66,667 shares issuable upon the exercise of warrants exercisable prior to April 11, 2005 at an exercise price of $3.50 per share, (v)400,000 shares of Common Stock issuable upon conversion of a $100,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, and (vi)80,000 shares issuable upon the exercise of warrants exercisable prior to March 30, 2006 at an exercise price of $0.45 per share and (vii) 241,667 shares of Common Stock held by BSI SA.

(7) Includes (i)172,413 shares issuable upon the exercise of warrants exercisable prior to November 12, 2003 at an exercise price of $1.45 per share, and (ii) 100,000 shares issuable upon the exercise of warrants exercisable prior to February 4, 2004 at an exercise price of $2.50 per share.

(8) Includes (i)140,000 shares of Common Stock issuable upon conversion of a $35,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, (ii) 28,000 shares issuable upon the exercise of warrants exercisable prior to May 15, 2004 at an exercise price of $0.45 per share,
(iii)50,000 shares issuable upon the exercise of warrants exercisable by November 17, 2004 at an exercise price of $2.50 per share, (iv)50,000 shares issuable upon the exercise of warrants exercisable prior to March 29, 2005 at an exercise price of $3.50 per share, (v)100,000 shares issuable upon the exercise of warrants exercisable prior to August 30, 2005 at an exercise price of $2.50 per share, (vi)100,000 shares issuable upon the exercise of warrants exercisable prior to November 5, 2005 at an exercise price of $2.50 per share, (vii) 1,000,000 shares of Common Stock issuable upon conversion of a $250,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, (viii) 200,000 shares issuable upon the exercise of warrants exercisable prior to March 25, 2006 at an exercise price of $0.45 per share.
(ix) 400,000 shares of Common Stock issuable upon conversion of a $100,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, (x) 80,000 shares issuable upon the exercise of warrants exercisable prior to April 13, 2006 at an exercise price of $0.45 per share, (xi) 400,000 shares of Common Stock issuable upon conversion of a $100,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, (xii) 80,000 shares issuable upon the exercise of warrants exercisable prior to June 23, 2006 at an exercise price of $0.45 per share. (xiii) 520,000 shares of Common Stock issuable upon conversion of a $130,000 note convertible until September 30, 2005 at a conversion price of $0.25 per share, (xiv) 104,000 shares issuable upon the exercise of warrants exercisable prior to September 1, 2006 at an exercise price of $0.45 per share, (xv) 1,000,000 shares of Common Stock issuable upon conversion of a $200,000 note convertible until September 30, 2005 at a conversion price of $.20 per share, (xvi) 1,000,000 shares issuable upon the exercise of warrants exercisable prior to October 30, 2006 at an exercise price of $0.25 per share, (xvii) 1,000,000 shares of Common Stock issuable upon conversion of a $200,000 note convertible until April 15, 2004 at a conversion price of $.20 per share, (xviii) 1,000,000 shares issuable upon the exercise of warrants exercisable prior to April 15, 2007 at an exercise price of $1.00 per share.

(9) Includes (i) 2,703,111 shares of Common Stock that the Company expects to issue as payment for services under the original, April 22, 2002 Commercial Services Contract between the Company and Sumaria Systems, Inc., (ii) 1,400,000 shares of Common Stock issuable upon conversion of a $350,000 convertible promissory note convertible until September 30, 2005 at a conversion price of $0.25, (iii) 280,000 shares issuable upon the exercise of warrants exercisable prior to September 30, 2007 at an exercise price of $0.45 per share, (iv) 1,004,274 shares of Common Stock issuable upon conversion of a $200,855 convertible promissory note convertible until April 15, 2004 at a conversion price of $0.20, (v) 1,004,274 shares issuable upon the exercise of warrants exercisable prior to April 15, 2007 at an exercise price of $1.00 per share, (vi) 1,769,546 shares of Common Stock issuable upon conversion of a $203,497.80 convertible promissory note that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The note, when issued, will be convertible until September 30, 2005 at a conversion price of $0.115, (vii) 353,909 shares of Common Stock issuable upon exercise of warrants that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The warrants, when issued, will be convertible until September 30, 2007 at an exercise price of $0.45,
(viii) 1,530,296 shares of Common Stock issuable upon conversion of a $175,984.04 convertible promissory note that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The note, when issued, will be convertible until September 30, 2005 at a conversion price of $0.115, (ix) 306,059 shares of Common Stock issuable upon exercise of warrants that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The warrants, when issued, will be convertible until September 30, 2007 at an exercise price of $0.45, (x) 1,694,721 shares of Common Stock issuable upon conversion of a $194,892.95 convertible promissory note that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The note, when issued, will be convertible until September 30, 2005 at a conversion price of $0.115, (xi) 338,944 shares of Common Stock issuable upon exercise of warrants that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The warrants, when issued, will be convertible until September 30, 2007 at an exercise price of $0.45, (xii) 956,522 shares of Common Stock issuable upon conversion of a $110,000 convertible promissory convertible until September 30, 2005 at a conversion price of $0.115, (xiii) 191,304 shares of Common Stock issuable upon exercise of warrants exercisable until September 30, 2007 at an exercise price of $0.45, (xiv) 1,304,348 shares of Common Stock issuable upon conversion of a $150,000 convertible promissory convertible until September 30, 2005 at a conversion price of $0.115, (xv) 260,870 shares of Common Stock issuable upon exercise of warrants exercisable until September 30, 2007 at an exercise price of $0.45, (xvi) 434,783 shares of Common Stock issuable upon conversion of a $50,000 convertible promissory note that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The note, when issued, will be convertible until September 30, 2005 at a conversion price of $0.115, (xvii) 86,957 shares of Common Stock issuable upon exercise of warrants that the Company is obligated to issue to Sumaria Systems, Inc. under the terms of the Amended Agreement, but had not yet issued as of the filing of this 2002 10-KSB. The warrants, when issued, will be convertible until September 30, 2007 at an exercise price of $0.45,

(10) Includes shares of Common Stock, shares issuable upon the exercise of currently exercisable options and warrants held by all directors and officers of the Company as a group.

Equity Compensation Plan Information

                             Number of         Weighted  Number of securities
                     securities to be           average   remaining available
                           issued upon   exercise price   for future issuance
                           exercise of   of outstanding          under equity
                           outstanding          options,   compensation plans
                              options,     warrants and           (excluding
                          warrants and           rights  securities reflected
                                rights                         in column (a))

                             (a)               (b)                (c)
                      ---------------- ----------------- --------------------
Equity compensation
plans approved by
security holders               658,050             $1.34              876,500

Equity compensation
plans not approved
by security holders            535,700             $1.78              165,000

Total



Item 12.  Certain Relationship and Related Party Transactions.

	On May 19, 1999, the Company issued a $375,000 convertible promissory note to BSI SA, a financial institution in Lugano Switzerland. The note matured on and was convertible until May 18, 2002 into 150,000 shares of Common Stock at a price of $2.50 per share and it carried an 11% interest rate. In connection with the note, BSI SA was granted a five year warrant to purchase 150,000 shares of Common Stock at a price of $2.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, carries an interest rate of 7% effective October 1, 2002 and it converts into 1,500,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 300,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on May 18, 2004.

 	On April 13, 2001, the Company issued a $100,000 convertible promissory note to BSI SA, a financial institution in Lugano Switzerland. The note matured on and was convertible until March 30, 2003 into 266,667 shares of Common Stock at a price of $.375 per share. In connection with the note, BSI SA was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 400,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 80,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on April 12, 2006.

	On April 16, 2001, Dr Stanley J. Robboy converted his line of credit with the Company into a convertible promissory note. The convertible note was in the amount of $294,617.18 and matured on and was convertible until April 15, 2003. The note was convertible into 431,674 shares on Common Stock at a price of $0.6825 per share. In connection with the note, Dr. Robboy was granted a five year warrant to purchase 431,674 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 1,178,468 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 235,694 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on April 15, 2006.

 	On April 1, 2002 the Company issued a $20,000 convertible promissory note to Dr. Stanley J. Robboy. The note matures on and is convertible until March 31, 2004. The note is convertible into 100,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 100,000 shares of Common Stock at a price of $1.00 per share.

 	On April 11, 2002 the Company issued a $20,000 convertible promissory note to Dr. Stanley J. Robboy. The note matures on and is convertible until April 10, 2004. The note is convertible into 100,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 100,000 shares of Common Stock at a price of $1.00 per share.

	On December 28, 2002 the Company issued a $35,000 convertible promissory note to Dr. Stanley J. Robboy. The note matures on and is convertible until December 27, 2005. The note is convertible into 304,348 shares of Common Stock at a price of $0.115 per share. In connection with the note, Dr. Robboy was granted a five-year warrant to purchase 60,870 shares of Common Stock at a price of $0.45 per share.

	On April 16, 2001, Rogow Opportunity Capital converted its line of credit into a convertible promissory note. The convertible note was for $224,532.19 and matured on and was convertible until April 15, 2003. The note was convertible into 328,985 shares of Common Stock at a price of $0.6825 per share. In connection with the note, Rogow Opportunity Capital was granted a five year warrant to purchase 328,985 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 898,128 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 179,626 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on April 15, 2006.

	On April 16, 2002 the Company issued a $5,000 convertible promissory note to Rogow Opportunity Capital. The note matures on and is convertible until April 15, 2004. The note is convertible into 25,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, Rogow Opportunity Capital was granted a five-year warrant to purchase 25,000 shares of Common Stock at a price of $1.00 per share.

	On May 10, 1999, the Company issued a $35,000 convertible promissory note to West Country Partners; a California limited partnership of which James S. Schmitt is the General Partner. The note matured on and was convertible until May 9, 2002 into 14,000 shares of Common Stock at a price of $2.50 per share. In connection with the note, West Country Partners was granted a five-year warrant to purchase 14,000 shares of Common Stock at a price of $2.50 per shares. On November 22, 2002 this note was revised. . Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 140,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 28,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on May 9, 2004.

On April 13, 2001 the Company issued a $250,000 convertible promissory note to West Country Partners. The note matured on and was convertible until April 12, 2003 into 666,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 666,667 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 1,000,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 200,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on April 12, 2006.

On April 13, 2001 the Company issued a $100,000 convertible promissory note to West Country Partners. The note matured on and was convertible until April 13, 2003 into 266,667 shares of Common Stock at a price of $0.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 400,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 80,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on April 12, 2006.

On June 23, 2001 the Company issued a $100,000 convertible promissory note to West Country Partners. The note matured on and was convertible until June 23, 2003 into 266,667 shares of Common Stock at a price of $.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 266,667 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 400,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 80,000 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on June 22, 2006.

On August 30, 2001 the Company issued a $130,000 convertible promissory note to West Country Partners. The note matured on and was convertible until August 29, 2003 into 346,667 shares of Common Stock at a price of $0.375 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 346,667 shares of Common Stock at a price of $1.50 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 520,000 shares of Common Stock at the price of $0.25 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 104,000 shares of Common Stock at a price of $0.45 per share.
The original term of the warrant was not amended and it still expires on August 29, 2006.

On October 31, 2001 the Company issued a $200,000 convertible promissory note to West Country Partners. The note matured on and was convertible until October 31, 2003 into 1,000,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, West Country Partners was granted a five year warrant to purchase 1,000,000 shares of Common Stock at a price of $1.00 per share. On November 22, 2002 this note was revised. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 1,000,000 shares of Common Stock at the price of $0.20 per share. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 1,000,000 shares of Common Stock at a price of $0.25 per share. The original term of the warrant was not amended and it still expires on October 30, 2006.

On April 16, 2002 the Company issued a $200,000 convertible promissory note to West Country Partners. The note matures on and is convertible until April 15, 2004. The note is convertible into 1,000,000 shares of Common Stock at a price of $0.20 per share. In connection with the note, West Country Partners was granted a five-year warrant to purchase 1,000,000 shares of Common Stock at a price of $1.00 per share.


On December 14, 1999 the Company entered into an asset purchase agreement with TRAK, Inc., a Maine Corporation pursuant to which TRAK, Inc. took a convertible promissory note for $75,000 which matured on and was convertible until December 13, 2001 into 34,247 shares of Common Stock at a price of $2.19 per share. The note carried an 11% interest rate. In connection with the note, TRAK, Inc. was granted a five-year warrant to purchase 7,500 shares of Common Stock at a price of $2.19 per share. Subsequently the Company and TRAK, Inc. executed an allonge to the original convertible promissory note pursuant to which the accrued interest through January 1, 2002 was added to the face amount of the note for a new total of $91,884.16. The allonge also provided for a new maturity date of December 13, 2002. On November 22, 2002 this note was revised. Under the revised terms, $54,384 in principle from the convertible promissory note now matures on and is convertible until September 30, 2005 with the other $37,500 due immediately. Under the amended terms, the $54,384 note converts into 217,537 shares of Common Stock at the price of $0.25 per share and the interest rate changes to 7% effective October 1, 2002. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 43,507 shares of Common Stock at a price of $0.45 per share. The original term of the warrant was not amended and it still expires on December 13, 2004. It should be further noted that the Company and TRAK, Inc. have concluded an informal agreement to pay down the currently due $37,500 over approximately 75 weeks of weekly $500 payments.

On June 1, 1999 the Company entered into an agreement with Sumaria Systems, Inc., a Massachusetts corporation of which Venilal Sumaria is the CEO and majority owner. Pursuant to this agreement Sumaria Systems agreed to convert $350,000 in funds owed Sumaria Systems by the Company for contract software engineering work into a convertible promissory note that matured on and was convertible until May 30, 2002 into 140,000 shares of Common Stock at a price of $2.50 per share. The note carried an 11% interest rate. In connection with the note, Sumaria Systems was granted a five-year warrant to purchase 140,000 shares of Common Stock at a price of $2.50 per share. On November 22, 2002 the Company proposed to Sumaria Systems an extension of this note with revised terms which Sumaria Systems subsequently accepted. Under the revised terms, the convertible promissory note now matures on and is convertible until September 30, 2005, it converts into 1,400,000 shares of Common Stock at the price of $0.25 per share and it carries an interest rate of 7% effective October 1, 2002. As part of the revised terms, the original five-year warrant to purchase stock was also amended to allow for the purchase of 280,000 shares of Common Stock at a price of $0.45 per share.
The original term of the warrant was not amended and it still expires on May 30, 2004.

On April 16, 2002 Sumaria Systems agreed to convert the remaining $200,855 owed Sumaria Systems by the Company for contract software engineering work into a convertible promissory note that matures on and is convertible until April 15, 2004 into 1,004,274 shares of Common Stock at a price of $0.20 per share. In connection with the note, Sumaria Systems was granted a five-year warrant to purchase 1,004,274 shares of Common Stock at a price of $1.00 per share.

On April 17,2002 the Company entered into a Commercial Services Contract ("the Agreement" or "the Original Agreement") with Sumaria Systems pursuant to which eight of the Company's employees became employees of Sumaria Systems and were leased back to the Company. Under the Agreement, Sumaria Systems billed the Company quarterly for the employees who were working exclusively on projects for the Company. The Original Agreement, which expired on December 31, 2002, specifies repayment in cash or in the equivalent value of Company stock, at the discretion of Management. On November 17, 2002, the Company and Sumaria Systems amended the Original Agreement ("the Amended Agreement") extending it to July 31, 2003 with a ceiling of $740,000 in services provided from October 1, 2002 to July 31, 2003. The Amended Agreement also sets the conversion price for payment in stock under the Original Agreement at $0.115/share for performance from April 17,2002 to September 30, 2003 with payment in cash or stock at Sumaria Systems' discretion. The Amended Agreement provides for payment for performance under the agreement from October 1, 2002 to July 31, 2003 to be in the form of senior convertible promissory notes with associated warrants to purchase Common Stock. These notes are senior to all notes issued by the Company prior to October 1, 2002. The maturity date for these notes is September 30, 2005, the interest rate is 7%, and the conversion price is $0.115 per share. The warrant coverage is 20% of the total shares granted under the convertible notes at a price of $0.45/share. The Amended Agreement sets as a precondition that the Company successfully extend at least 95% of the Company's existing convertible promissory notes maturing in 2002 and 2003 which it was subsequently able to achieve.

Pursuant to performance from October 1, 2002 to December 31, 2002 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $203,497.80 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,769,546 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 353,909 shares of Common Stock at a price of $0.45 per share.

Pursuant to performance from January 1, 2003 to March 31, 2003 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $175,984.04 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,530,296 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 306,059 shares of Common Stock at a price of $0.45 per share.

Pursuant to performance from April 1, 2003 to June 30, 2003 under the Amended Agreement with Sumaria Systems, the Company incurred an obligation for $194,892.95 for which Sumaria Systems is due a senior convertible promissory note that the Company has yet to issue, but intends to before the end of 2003. Under the terms of the Amended Agreement the note will mature on and be convertible until September 30, 2005 into 1,694,721 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 338,944 shares of Common Stock at a price of $0.45 per share.

The Company terminated the Amended Agreement effective June 30, 2003 and thus incurred no further liability from July 1, 2003 to July 31, 2003.

On December 5, 2002 the Company received a letter of commitment ("the Letter") from Sumaria Systems, Inc., a Massachusetts corporation of which Venilal Sumaria is the CEO and majority owner. Pursuant to the Letter, Sumaria System, Inc., the corporation, and Venilal Sumaria, the individual, agreed to jointly invest up to $1,000,000 in Pamet Systems, Inc. to provide for the Company's working capital needs. The form of the investment provided for in the Letter is a $150,000 cash investment from Venilal Sumaria in exchange for a senior convertible promissory note, a cash investment of $110,000 from Sumaria Systems, Inc. in exchange for a senior convertible promissory note. Both these notes are senior to all notes issued by the Company prior to October 1, 2002. In addition, the Letter also provides for a commitment of up to $740,000 in services pursuant to the amended Commercial Services Contract mentioned above. In exchange for this commitment to invest, the Company agreed to renegotiate at least 95% of the amounts owed in pre-existing convertible promissory notes from all other noteholders that expired during 2002 and 2003 into amended convertible promissory notes that expired in 2005. The Company also committed to commercially reasonable efforts to obtain at least one other investor for an additional $250,000 investment. The specific terms of the convertible promissory notes pursuant to the Letter are outlined below.

Pursuant to the Letter, on October 1, 2002 the Company issued a $110,000 senior convertible promissory note to Venilal Sumaria. The note matures on and is convertible until September 30, 2005. The note is convertible into 956,522 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems, Inc. was granted a five-year warrant to purchase 191,304 shares of Common Stock at a price of $0.45 per share. This note is senior to all notes issued by the Company prior to October 1, 2002.

Pursuant to the Letter, on October 1, 2002 the Company issued a $150,000 senior convertible promissory note to Sumaria Systems, Inc. The note matures on and is convertible until September 30, 2005. The note is convertible into 1,304,348 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems, Inc. was granted a five-year warrant to purchase 260,870 shares of Common Stock at a price of $0.45 per share. This note is senior to all notes issued by the Company prior to October 1, 2002.

Pursuant to the Letter, Sumaria Systems, Inc. loaned the Company an additional $50,000 during the first half of 2003. Sumaria Systems is due a senior convertible promissory note for this amount that the Company has yet to issue, but intends to before the end of 2003. The note, when issued, will mature on and be convertible until September 30, 2005 into 434,783 shares of Common Stock at a price of $0.115 per share. In connection with the note, Sumaria Systems will be granted a five-year warrant to purchase 86,957 shares of Common Stock at a price of $0.45 per share. This note, when issued, will be senior to all notes issued by the Company prior to October 1, 2002.

Item 13.  Exhibits. Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

3.1.1 Restated and Amended Articles of Organization (filed by reference to
Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).
3.2 By-Laws, as amended (filed by reference to Exhibit 3.2 to Registration Statement No. 33-36989).
4.1 Specimen Common Stock Certificate (filed by reference to Exhibit 4.2 to Registration Statement No. 33-36989).
4.2 Warrant issued to Rogow Opportunity Capital dated March 2, 1998 (filed by reference to Exhibit 4.3 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended March 31, 1998).
4.3 Convertible Note issued to Rogow Opportunity Capital LLC dated April 1, 2002 (filed by reference to Exhibit 4.40 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.3 Convertible Note issued to Rogow Opportunity Capital LLC dated April 1, 2002(filed by reference to Exhibit 4.41 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.4 Warrant issued to Rogow Opportunity Capital LLC dated April 1, 2002 (filed by reference to Exhibit 4.42 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.5 Convertible Note issued to Robboy Associates, L.L.C. dated April 1, 2002 (filed by reference to Exhibit 4.43 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.6 Warrant issued to Robboy Associates, L.L.C. dated April 1, 2002 (filed by reference to Exhibit 4.44 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.7 Convertible Note issued to Robboy Associates, L.L.C. dated April 11, 2002 (filed by reference to Exhibit 4.45 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.8 Warrant issued to Robboy Associates, L.L.C. dated April 11, 2002 (filed by reference to Exhibit 4.46 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.9 Convertible Note issued to West Country Partners dated April 16, 2002 (filed by reference to Exhibit 4.47 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.10 Warrant issued to West Country Partners dated April 16, 2002 (filed by reference to Exhibit 4.48 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
4.11 Securities Purchase Agreement & Convertible Note issued to Sumaria Systems dated April 16, 2002.
4.12 Warrant issued to Sumaria Systems dated April 16, 2002.
4.13 Securities Purchase Agreement & Convertible Note issued to Venilal Sumaria dated October 1, 2002
4.14 Warrant issued to Sumaria Systems dated October 1, 2002
4.15 Securities Purchase Agreement & Convertible Note issued to Sumaria Systems dated October 1, 2002
4.16 Warrant issued to Sumaria Systems dated October 1, 2002
4.17 Securities Purchase Agreement & Convertible Note issued to Robboy Associates, L.L.C. dated December 28, 2002.
4.18 Warrant issued to Robboy Associates, L.L.C. dated December 28, 2002
4.19 Convertible Promissory Note revision agreement for BSI SA dated November 22, 2002.
4.20 Convertible Promissory Note revision agreement for Robboy Associates, L.L.C. dated November 22, 2002.
4.21 Convertible Promissory Note revision agreement for Rogow Opportunity Capital LLC dated November 22, 2002.
4.22 Convertible Promissory Note revision agreement for West Country Partners dated November 22, 2002.
4.23 Convertible Promissory Note revision agreement for Sumaria Systems dated November 22, 2002.
4.24 Convertible Promissory Note revision agreement for TRAK dated November 22, 2002.
10.1 Stock Option Plan (filed by reference to Exhibit 10.3 to Registration Statement No. 33-36989).
10.2 Form of License Agreement (filed by reference to Exhibit 10.5 to Registration Statement No. 33-42819).
10.3 Form of Employment agreement between the Registrant and David T. McKay (Filed by reference to Exhibit 10.14 to the Company's Annual Report of Form 10-KSB for the Fiscal Year Ended December 31, 1997).
10.4 Form of Employment agreement between the Registrant and Kirke S. Curtis
10.5 1998 Stock Option Plan (Filed by reference in the 1998 Proxy Statement dated May 14, 1998).
10.6 2000 Stock Option Plan (Filed by reference in the 2000 Proxy Statement dated June 13, 2000).
10.12 Factoring Agreement with Pacific Business Funding dated June 4, 2002 (Filed by reference to Exhibit 10.14 to the Company's Quarterly Report of Form 10-QSB for the Quarter Ended June 30, 1998).
10.13 Commercial Services Contract with Sumaria Systems dated April 17, 2002 (filed by reference to Exhibit 10.13 to the Company's Quarterly Report of Form 10-QSB for the quarter ended June 30, 2002)
10.14 Amended Commercial Services Contract with Sumaria
10.15 Letter of Commitment from Sumaria Systems
31.1 Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.



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


Date October 15, 2003

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                              Date

BRUCE J. ROGOW            ________________________
Bruce J. Rogow            Chairman of the Board              October 15, 2003


KIRKE S. CURTIS           ________________________
Kirke S. Curtis           President and Chief Executive      October 15, 2003
                          Officer


THOMAS MORTON             ________________________
Thomas Morton             Controller and Principal           October 15, 2003
                          Financial Officer


DAVID T. MCKAY            ________________________
David T. McKay            Vice President Product Development,
                          Director                           October 15, 2003


RICHARD C. BECKER         ________________________
Richard C. Becker         Director                           October 15, 2003


STANLEY J. ROBBOY, M.D.   _______________________
Stanley J. Robboy, M.D.   Director                           October 15, 2003


DAVINDER SETHI            ________________________
Davinder Sethi            Director                           October 15, 2003

Exhibit 4.11: Securities Purchase Agreement & Convertible Note issued to Sumaria Systems dated April 16, 2002.


SECURITIES PURCHASE AGREEMENT


	This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of April 16, 2002 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381.

	WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Two Hundred Thousand Eight Hundred Fifty Four Dollars and Eighty Four Cents ($200,854.84) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to One Million Four Thousand Two Hundred Seventy Five (1,004,275) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:


ARTICLE I
PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

Section 1.01 	Purchase and Sale of the Notes and Warrants.

(a) 	Subject to the terms and conditions set forth in this Agreement, the
Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Two Hundred Thousand Eight Hundred Fifty Four Dollars and Eighty Four Cents ($200,854.84) (the "Purchase Price").

(b) 	The exercise price per share of the Warrant to be issued at the Closing shall initially be set at One Dollar ($1.00) and the conversion price per share of the Note shall initially be set at Twenty Cents ($0.20).

Section 1.02	Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on April 16, 2002 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.



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


(c)	The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the draft or final copy of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended to date, (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

(d)	The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.

Section 3.05	Accredited Investor.  The Purchaser is an "accredited
investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):

(a) [   ]	the Purchaser is an individual whose net worth, either
individually or with his spouse, exceeds $1,000,000 on the date hereof;

(b) [   ]	 the Purchaser is an individual whose individual income exceeded
$200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;

(c) [x ] the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


(d) [   ]	 the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.

Section 3.06	Brokers.  No broker, finder or investment banker is
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

                                          PAMET SYSTEMS, INC.



Attest:__________________________         By:_____________________________
Name:                                     Name:   Kirke S. Curtis
Title:                                    Title:  President & CEO

Corporate Seal


                                          SUMARIA SYSTEMS



                                          By:_____________________________
                                                  Name:  Robert Moseley
                                                  Title: VP Finance

No. L-038

CONVERTIBLE PROMISSORY NOTE

THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS KIRKE CURTIS, (978)-263-2060.

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.


CONVERTIBLE PROMISSORY NOTE


$200,854.84.00                                           Acton, Massachusetts

April 16, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, the principal sum of Two Hundred Thousand Eight Hundred Fifty Four Dollars and Eighty Four Cents ($200,854.84), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

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

	The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $10,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.20 per share of Common Stock.

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

( c)	Reserves.  The Company covenants that it will at all times reserve and
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

7.	No Assignment.  This Note may not be assigned by the Payee without the prior written consent of the Company.

8.	Governing Law.  This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.

9.	Adjustment of Interest Rate.  No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.

                                                PAMET SYSTEMS, INC.


                                                By: _______________________
                                                Name:  Kirke S. Curtis
                                                Title: President & CEO

Attested:


By: _______________________
Name:
Title:

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


_________________________________

_________________________________

_________________________________
			(Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated: __________________________         _____________________________
                                          Signature of Noteholder


Dated: __________________________         _____________________________
                                          Signature of Transferee

Exhibit 4.12: Warrant issued to Sumaria Systems dated April 16, 2002.



No. LW - 038
WARRANT

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


Void after 5:00 p.m. Eastern Standard Time, on April 15, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.



	FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing April 16, 2002, and prior to 5:00 P.M., Eastern Standard Time, on April 15, 2007, a total of One Million Four Thousand Two Hundred Seventy Five (1,004,275) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Million Four Thousand Two Hundred Seventy Five Dollars ($1,004,275) (computed on the basis of $1.00 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

	This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Sumaria Systems. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

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


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 27nd day of November, 2002.


ATTEST:                                         PAMET SYSTEMS, INC.



By:_______________________                      By:__________________________
Name:                                           Name:  Kirke S. Curtis
Title:                                          Title: President & CEO

SUBSCRIPTION


	The undersigned, __________________________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for the purchase of _________________________ shares of the Common Stock of PAMET SYSTEMS, INC. covered by said Warrant, and makes payment therefore in full at the price per share provided by said Warrant.



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


Dated ___________________           Signature__________________________

                                    Address____________________________

                                           ____________________________

Exhibit 4.13: Security Purchase Agreement & Convertible Note issued to Venilal Sumaria dated October 1, 2002



SECURITIES PURCHASE AGREEMENT


	This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of October 1, 2002 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Mr. Venilal Sumaria (the "Purchaser"), with his principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381.

	WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of One Hundred Fifty Thousand Dollars ($150,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to One Million Three Hundred Four Thousand Three Hundred Forty Eight (1,304,348) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:


ARTICLE I
PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

Section 1.01 	Purchase and Sale of the Notes and Warrants.

(a) 	Subject to the terms and conditions set forth in this Agreement, the
Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of One Hundred Fifty Thousand Dollars ($150,000) (the "Purchase Price").

(b) 	The exercise price per share of the Warrant to be issued at the Closing shall initially be set at Forty-Five Cents ($0.45) and the conversion price per share of the Note shall initially be set at Eleven and One Half Cents ($0.115).

Section 1.02	Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on October 1, 2002 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.



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


(c)	The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the draft or final copy of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended to date, (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

(d)	The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.

Section 3.05	Accredited Investor.  The Purchaser is an "accredited
investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):

(a) [   ]	the Purchaser is an individual whose net worth, either
individually or with his spouse, exceeds $1,000,000 on the date hereof;

(b) [   ]	 the Purchaser is an individual whose individual income exceeded
$200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;

(c) [x ] the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


(d) [   ]	 the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.

Section 3.06	Brokers.  No broker, finder or investment banker is
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

                                          PAMET SYSTEMS, INC.



Attest:__________________________         By:_____________________________
Name:                                     Name:  Kirke S. Curtis
Title:                                    Title: President & CEO

Corporate Seal


                                          MR. VENILAL SUMARIA



                                          By:_____________________________
                                          Name: Mr. Venilal Sumaria
                                          Title:

No. L-040

CONVERTIBLE PROMISSORY NOTE

THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS KIRKE CURTIS, (978)-263-2060.

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.


CONVERTIBLE PROMISSORY NOTE


$150,000.00                                       Acton, Massachusetts

October 1, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Mr. Venilal Sumaria (the "Purchaser"), with his principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, the principal sum of One Hundred Fifty Thousand Dollars ($150,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

1.	Principal and Maturity Date.  The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on September 30, 2005 (the "Maturity Date").

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

	The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $10,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.115 per share of Common Stock.

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

( c)	Reserves.  The Company covenants that it will at all times reserve and
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

(c )	This Note will be Senior to all other Convertible Promissory Notes in effect prior to November 22, 2002.

7.	No Assignment.  This Note may not be assigned by the Payee without the prior written consent of the Company.

8.	Governing Law.  This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.

9.	Adjustment of Interest Rate.  No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.

                                                PAMET SYSTEMS, INC.


                                                By: _______________________
                                                Name:  Kirke S. Curtis
                                                Title: President & CEO

Attested:


By: _______________________
Name:
Title:

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


_________________________________

_________________________________

_________________________________
			(Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated: __________________________         _____________________________
                                          Signature of Noteholder


Dated: __________________________         _____________________________
                                          Signature of Transferee

Exhibit 4.14: Warrant issued to Sumaria Systems dated October 1, 2002


No. LW - 040
WARRANT

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


Void after 5:00 p.m. Eastern Standard Time, on September 30, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.



	FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Mr. Venilal Sumaria (the "Purchaser"), with his principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing October 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on September 30, 2007, a total of Three Hundred Thirty Three Thousand Three Hundred Thirty Three (333,333) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Fifty Thousand Dollars ($150,000) (computed on the basis of $0.45 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

	This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Mr. Venilal Sumaria. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1.	Exercise of Warrant.

(a) 	This Warrant may be exercised, in whole at any time or in part from time to time, commencing October 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on September 30, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 22nd day of November, 2002.


ATTEST:                             PAMET SYSTEMS, INC.



By:_______________________          By:___________________________________
Name:                               Name:  Kirke S. Curtis
Title:                              Title: President & CEO

SUBSCRIPTION


	The undersigned, __________________________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for the purchase of _________________________ shares of the Common Stock of PAMET SYSTEMS, INC. covered by said Warrant, and makes payment therefore in full at the price per share provided by said Warrant.



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


Dated ___________________           Signature__________________________

                                    Address____________________________

                                           ____________________________

Exhibit 4.15: Security Purchase Agreement & Convertible Note issued to Sumaria Systems dated October 1, 2002



SECURITIES PURCHASE AGREEMENT


	This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of October 1, 2002 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381.

	WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of One Hundred Ten Thousand Dollars ($110,000) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to Nine Hundred Fifty Six Thousand Five Hundred Twenty Two (956,522) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:


ARTICLE I
PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

Section 1.01 	Purchase and Sale of the Notes and Warrants.

(a) 	Subject to the terms and conditions set forth in this Agreement, the
Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of One Hundred Ten Thousand Dollars ($110,000) (the "Purchase Price").

(b) 	The exercise price per share of the Warrant to be issued at the Closing shall initially be set at Forty-Five Cents ($0.45) and the conversion price per share of the Note shall initially be set at Eleven and One Half Cents ($0.115).

Section 1.02	Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on October 1, 2002 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.



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


(c)	The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the draft or final copy of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended to date, (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

(d)	The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.

Section 3.05	Accredited Investor.  The Purchaser is an "accredited
investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):

(a) [   ]	the Purchaser is an individual whose net worth, either
individually or with his spouse, exceeds $1,000,000 on the date hereof;

(b) [   ]	 the Purchaser is an individual whose individual income exceeded
$200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;

(c) [x ] the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


(d) [   ]	 the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.

Section 3.06	Brokers.  No broker, finder or investment banker is
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

                                          PAMET SYSTEMS, INC.



Attest:__________________________         By:_____________________________
Name:                                     Name:  Kirke S. Curtis
Title:                                    Title: President & CEO

Corporate Seal


                                          SUMARIA SYSTEMS



                                          By:_____________________________
                                          Name:  Robert Moseley
                                          Title: VP Finance

No. L-039

CONVERTIBLE PROMISSORY NOTE

THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS KIRKE CURTIS, (978)-263-2060.

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.


CONVERTIBLE PROMISSORY NOTE


$110,000.00                                              Acton, Massachusetts

October 1, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, the principal sum of One Hundred Ten Thousand Dollars ($110,000), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

1.	Principal and Maturity Date.  The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on September 30, 2005 (the "Maturity Date").

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

	The Payee shall have the right, subject to the terms and conditions of this Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $10,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.115 per share of Common Stock.

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

( c)	Reserves.  The Company covenants that it will at all times reserve and
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

(c )	This Note will be Senior to all other Convertible Promissory Notes in effect prior to November 22, 2002.

7.	No Assignment.  This Note may not be assigned by the Payee without the prior written consent of the Company.

8.	Governing Law.  This Note shall be construed in accordance with, and governed by, the laws of the Commonwealth of Massachusetts as applied to contracts made and to be performed entirely in the Commonwealth of Massachusetts without regard to principles of conflicts of law. Each of the parties hereto hereby irrevocably and unconditionally submits to the exclusive jurisdiction of any court of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts for purposes of any suit, action or other proceeding arising out of this Note (and agrees not to commence any action, suit or proceedings relating hereto except in such courts). Each of the parties hereto agrees that service of any process, summons, notice or document by U.S. registered mail at its address set forth herein shall be effective service of process for any action, suit or proceeding brought against it in any such court. Each of the parties hereto hereby irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Note, which is brought by or against it, in the courts of the Commonwealth of Massachusetts or any federal court sitting in the Commonwealth of Massachusetts and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.

9.	Adjustment of Interest Rate.  No provision of this Note shall require the payment of interest to the extent that receipt of any such payment by the Company would be contrary to the provisions of law applicable to the Company limiting the maximum amount of interest that may be charged to or collected from the Company, and if any sum in excess of such maximum rate of interest is paid or charged, the excess will be deemed to have been a prepayment of principal of this Note when paid, without premium or penalty, and all payments made thereafter will be appropriately applied to interest and principal to give effect to such maximum rate, and after such application any excess shall be immediately refunded to the Company.

                                                PAMET SYSTEMS, INC.


                                                By: _______________________
                                                Name:  Kirke S. Curtis
                                                Title: President & CEO

Attested:


By: _______________________
Name:
Title:

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


_________________________________

_________________________________

_________________________________
			(Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated: __________________________         _____________________________
                                          Signature of Noteholder


Dated: __________________________         _____________________________
                                          Signature of Transferee

Exhibit 4.16: Warrant issued to Sumaria Systems dated October 1, 2002



No. LW - 039
WARRANT

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


Void after 5:00 p.m. Eastern Standard Time, on September 30, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.



	FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Sumaria Systems (the "Purchaser"), an entity with its principal office at 99 Rosewood Drive, Suite 140, Danvers, MA 01923-1381, or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing October 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on September 30, 2007, a total of Two Hundred Forty Four Thousand Four Hundred Forty Four (244,444) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of One Hundred Ten Thousand Dollars ($110,000) (computed on the basis of $0.45 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

	This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Sumaria Systems. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1.	Exercise of Warrant.

(a) 	This Warrant may be exercised, in whole at any time or in part from time to time, commencing October 1, 2002, and prior to 5:00 P.M., Eastern Standard Time, on September 30, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

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


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 18th day of November, 2002.


ATTEST:                                   PAMET SYSTEMS, INC.



By:_______________________                By:________________________________
Name:                                     Name:  Kirke S. Curtis
Title:                                    Title: President & CEO

SUBSCRIPTION


	The undersigned, __________________________________________, pursuant to the provisions of the foregoing Warrant, hereby agrees to subscribe for the purchase of _________________________ shares of the Common Stock of PAMET SYSTEMS, INC. covered by said Warrant, and makes payment therefore in full at the price per share provided by said Warrant.



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


Dated ___________________           Signature__________________________

                                    Address____________________________

                                           ____________________________

Exhibit 4.17: Security Purchase Agreement & Convertible Note issued to Robboy Associates, L.L.C. dated December 28, 2002.



SECURITIES PURCHASE AGREEMENT


This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of December 28, 2002 by and between PAMET SYSTEMS, INC., a Massachusetts corporation whose principal place of business is 1000 Main Street, Acton, Massachusetts 01720 (the "Company"), and Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415.


	WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, (i) a convertible promissory note in substantially the form attached hereto as Exhibit A in the principal amount of Thirty-Five Thousand Dollars ($ 35,000.00) (the "Note") and (ii) a five-year warrant (the "Warrant") in substantially the form attached hereto as Exhibit B to purchase up to sixty thousand eight hundred seventy (60,870) shares ("Warrant Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company (the Note and the Warrant together sometimes hereinafter are referred to as the "Securities"), on the terms and subject to the conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:


ARTICLE  I
PURCHASE AND SALE OF THE NOTES AND WARRANTS; CLOSINGS

Section 1.01 - Purchase and Sale of the Notes and Warrants.

(a) Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to the Purchaser at the Closing, and the Purchaser agrees to purchase from the Company at the Closing, the Note and the Warrant for an aggregate purchase price of Thirty Five Thousand ($ 35,000.00) (the "Purchase Price").

(b) The exercise price per share of the Warrant to be issued at the Closing shall initially be set at Forty-Five Cents ($0.45) and the conversion price per share of the Note shall initially be set at Eleven and One Half Cents ($0.115).

Section 1.02 - Closing.   The sale of the Securities by the Company to the
Purchaser shall take place on December 28, 2002 at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Securities against payment of the Purchase Price for the Securities, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.



ARTICLE II
REPRESENTATIONS AND WARRANTIES OF THE COMPANY

	Subject to Article III hereof, the Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:

Section 2.01 - Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.

Section 2.02 - Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.

Section 2.03 - Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.

Section 2.04 - Absence of Litigation.   No claim, action, proceeding or
investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.

Section 2.05 - Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.



ARTICLE III
REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

	The Purchaser hereby represents and warrants to, and agrees with, the Company, as of the date hereof and as of each Closing, as follows:

Section 3.01 - Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Securities from the Company and to consummate the transactions contemplated hereby.
This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.

Section 3.02 - Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Purchaser.

Section 3.03 - Absence of Litigation.   No claim, action, proceeding or
investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.

Section 3.04 - Investment Purpose; Legend; Private Placement.

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


(c) The Purchaser acknowledges that the Securities involve a great deal of risk and that there is a limited or no market for the Securities and the Warrant Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Securities. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Securities of the Company. In that connection, (x) the Purchaser has received (A) the draft or final copy of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended to date, (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

(d) The address of the Purchaser set forth on page 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.

(e) The Purchaser acknowledges that the Company has a number of shares of Common Stock either currently outstanding or issuable upon the conversion or exercise of currently outstanding convertible securities, warrants, options or other derivative securities that in the aggregate exceeds the number of shares of Common Stock that the Company is authorized to issue under the Company's Articles of Organization currently in effect, which may mean, without further action by the Company, that there would not be any (or an adequate number of) shares of Common Stock to issue to the Purchaser if he
were to exercise the Warrant or convert the Note.   He further acknowledges
that the Company is planning to effect a reverse stock split of its Common Stock to remedy this situation, but there can be no assurance that this will occur. The Company's representations and warranties herein are therefore qualified by and subject to the foregoing.


Section 3.05 - Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):

(a) [   ]	the Purchaser is an individual whose net worth, either
individually or with his spouse, exceeds $1,000,000 on the date hereof;

(b) [   ]	 the Purchaser is an individual whose individual income exceeded
$200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;

(c) [ X ] the Purchaser is a corporation, partnership or Massachusetts or similar business trust, not formed for the specific purpose of acquiring the Securities, with total assets in excess of $5,000,000; or


(d) [   ]	 the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.

Section 3.06 - Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.

Section 3.07 - No General Solicitation. The Securities were not offered or sold by any form of general solicitation or general advertising.

ARTICLE IV
MISCELLANEOUS

Section 4.01 - Expenses. The Purchaser hereby agrees that all fees and expenses incurred by the Purchaser in connection with this Agreement shall be borne by the Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.

Section 4.02 - Public Announcements. Except as required by law, neither the Company nor the Purchaser shall make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.

Section 4.03 - Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.

Section 4.04 - Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.

Section 4.05 - No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.

Section 4.06 - Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.

Section 4.07 - Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

Section 4.08 - Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement

Section 4.09 - Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Massachusetts without giving effect to the principles of conflicts of laws thereof. The Company and the Purchaser hereby consent to the jurisdiction of the state and federal courts of the Commonwealth of Massachusetts for all disputes arising under this Agreement.


	IN WITNESS WHEREOF, the Purchaser and the Company have caused this Agreement to be executed as of the date first written above.

                                          PAMET SYSTEMS, INC.



Attest:__________________________         By:_____________________________
Name:   Tom Morton                        Name:  Kirke S. Curtis
Title:  Controller                        Title: President & CEO

Corporate Seal


                                          ROBBOY ASSOCIATES, L.L.C.



                                          By:_____________________________
                                          Name: Stanley J. Robboy

No. L-0041

CONVERTIBLE PROMISSORY NOTE

THIS NOTE WAS ISSUED WITH "ORIGINAL ISSUE DISCOUNT." THE NAME AND TELEPHONE NUMBER OF THE REPRESENTATIVE OF THE ISSUER WHO CAN PROVIDE (i) THE TOTAL AMOUNT OF ORIGINAL ISSUE DISCOUNT, (ii) THE ISSUE DATE, AND (iii) THE YIELD TO MATURITY ON THE ISSUE DATE IS KIRKE CURTIS, (978)-263-2060.

THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR QUALIFIED UNDER ANY STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED OR QUALIFIED THEREUNDER OR AN EXEMPTION FROM SUCH REGISTRATION OR QUALIFICATION IS AVAILABLE.


CONVERTIBLE PROMISSORY NOTE

$ 35,000.00                                             Acton, Massachusetts

December 28, 2002


FOR VALUE RECEIVED, PAMET SYSTEMS, INC., a Massachusetts corporation (the "Company"), hereby promises to pay to Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415 the principal sum of Thirty Five Thousand Dollars ($ 35,000.00), on the dates and in the amounts hereinafter set forth. This Promissory Note is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Payee (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement. This Promissory Note is hereinafter referred to as this "Note."

1. Principal and Maturity Date. The principal amount of this Note outstanding together with all accrued interest hereon shall be due and payable on December 27, 2005 (the "Maturity Date").

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

5. Conversion; Prepayment.

a. Conversion/Prepayment and Conversion Price. The Payee may, subject to the terms and conditions of this Section 5, at any time, or from time to time, exercise its right to convert this Note to Common Stock by delivering a duly executed notice, in the form substantially similar to Exhibit A hereto, of such intention to the Company (the "Conversion Notice"); provided, however, that if, and to the extent, this Note or any portion thereof is called for prepayment, the holder may exercise its right to convert to Common Stock such portion of this Note as was called for prepayment.

The Payee shall have the right, subject to the terms and conditions of this
Section 5, to, no more frequently than four times per annum in the aggregate, convert all or any part of the principal amount then outstanding under this Note (the "Note Amount"), in an amount not less than $10,000 (or such lesser amount as may then be outstanding), into that number of fully-paid and nonassessable shares of Common Stock (the "Conversion Shares"), obtained by dividing the Note Amount or such portion thereof presented for conversion by the Conversion Price. The "Conversion Price" shall initially be $0.115 per share of Common Stock.

Upon a partial conversion or prepayment of this Note, the Company shall execute and deliver to or on the order of the holder hereof, a new Note or Notes of authorized denominations in principal amount equal to the unconverted or unredeemed, as the case may be, portion of this Note.

b. Issuance of Common Stock on Conversion. In order to effect the conversion of this Note, the Payee shall deliver to the Company at its principal office, this Note and a duly executed Conversion Notice; provided, however, that if the Payee desires to convert the Note on the Maturity Date, Payee shall notify the Company in writing of its intention to convert the Note at least five (5) days prior to the Maturity Date. The date upon which the Company receives the Conversion Notice, the Note and any other documentation required under this Section 5 of this Note or the Conversion Notice shall be referred to herein as the "Effective Date." Upon the Effective Date, this Note (or portion thereof) shall be deemed converted into shares of Common Stock in accordance with this Section 5, at which time the rights of the Payee with respect to this Note and the amount so converted shall cease and, subject to the following provisions of this paragraph, the person or persons entitled to receive the shares of Common Stock upon conversion of this Note (or portion thereof) shall be treated for all purposes as having become the record holder or holders of such Common Stock. As promptly as practicable after the Effective Date, the Company shall deliver or cause to be delivered to the Payee, at the address set forth above or at such other address as the Payee shall designate in writing, certificates representing the number of fully paid and nonassessable shares of Common Stock into which this Note (or portion thereof), shall be converted in accordance with the provisions of this Section 5. If this Note is called for prepayment it may be converted as provided herein up to and including the close of business on the business day preceding the date of prepayment.

No fractional shares of Common Stock shall be issued upon conversion of this Note (or portion thereof). In lieu of any fractional share of Common Stock which would otherwise be issuable upon conversion of this Note (or portion thereof), the Company shall pay a cash adjustment in respect of such fraction in an amount equal to such fraction multiplied by the Conversion Price.

c. Reserves. The Company covenants that it will at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, solely for the purpose of issue upon conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of this Note. The Company covenants that all shares of Common Stock which shall be so issuable shall, upon issuance, be duly and validly issued and fully paid and nonassessable. The Company shall from time to time, in accordance with applicable law, increase the authorized amount of its Common Stock if at any time the authorized amount of its Common Stock remaining unissued shall not be sufficient to permit the conversion of this Note at the time outstanding.

d. Taxes Upon Conversion. The issuance of certificates for shares of Common Stock upon the conversion of this Note shall be made without charge to the converting noteholder for any tax in respect of the issuance of such certificates, and such certificates shall be issued in the respective names of, or in such names as may be directed by, the holder of this Note; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificate in a name other than that of the holder of this Note, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid; and provided, further, that in no event shall the Company be required to pay or reimburse the holder for any income tax payable by such holder as a result of such issuance.

e. Legends. All certificates representing Conversion Shares shall bear a conspicuous legend stating in substance:

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

6. Priority.

a. The Company irrevocably covenants and agrees, and the Holder of this Note, by its acceptance thereof, irrevocably covenants and agrees, that the payment of the principal of and interest on this Note is hereby expressly (i) subordinated, to the extent and in the manner hereinafter set forth, to the prior payment and/or cancellation (as shall be appropriate) in full of all Senior Indebtedness (as defined herein) and (ii) senior and prior in right of payment to, to the extent and in the manner hereinafter set forth, payment of Junior Indebtedness (hereafter defined). The provisions of this Section 6 are made for the benefit of the holders of Senior Indebtedness, and such holders shall, at any time, be entitled to enforce such provisions against the Company or Noteholder. No holder of any Senior Indebtedness shall be deemed to owe any fiduciary duty or any other obligation to any Holder of this Note now or at any time hereafter. Notwithstanding anything herein contained to the contrary, all the provisions of this Note shall, except as otherwise provided herein, be subject to the provisions of this Section 6, so far as the same may be applicable thereto.

b. For purposes of this Section 6

(i) 	"Senior Indebtedness" shall mean any indebtedness, liability or obligation, contingent or otherwise, other than that arising pursuant to this Note, of the Company (any such indebtedness, liability or obligation being hereinafter in this definition referred to as an "Obligation") (A) which is created, assumed or incurred by the Company after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Indebtedness for the purposes hereof in the instrument creating or evidencing the Company's liability with respect to such Obligations or (B) any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation described in clause (A) above.

(ii)	"Junior Indebtedness" shall mean the following indebtedness of the
Company (and any increases, guarantees, refundings, renewals, rearrangements or extensions of and amendments, modifications and supplements to any indebtedness, liability or obligation of such indebtedness):

Noteholder        NoteExecution Date      Note Amount
BSI               5/14/1999               $375,000
BSI               4/13/2001               $100,000
Robboy            4/16/2001               $294,617
Robboy            4/11/2002                $20,000
Robboy            4/1/2002                 $20,000
Rogow             4/16/2001               $224,532
Rogow             4/1/2002                  $5,000
Schmitt           5/10/1999                $35,000
Schmitt           4/13/2001               $250,000
Schmitt           4/13/2001               $100,000
Schmitt           6/23/2001               $100,000
Schmitt           8/30/2001               $130,000
Schmitt           10/31/2001              $200,000
Schmitt            4/16/2002              $200,000
Sumaria Systems     6/1/1999              $350,000
Sumaria Systems    4/16/2002              $200,855
TRAK              12/14/1999               $54,384


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

                              PAMET SYSTEMS, INC.


                              By: ______________________________
                                  Name:  Kirke S. Curtis
                                  Title: President & CEO

Attested:

By:_________________________
Name:      Tom Morton
Title:     Controller

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


_________________________________

_________________________________

_________________________________
			(Zip Code)


_________________________________
Social Security or other
Taxpayer Identification
Number


Dated:
       Signature of Noteholder


Dated:
       Signature of Transferee

Exhibit 4.18 Warrant issued to Robboy Associates, L.L.C. dated December 28,
2002



LW - 0041

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


Void after 5:00 p.m. Eastern Standard Time, on December 27, 2007.


WARRANT TO PURCHASE COMMON STOCK

OF

PAMET SYSTEMS, INC.



	FOR VALUE RECEIVED, PAMET SYSTEMS, INC. (the "Company"), a Massachusetts corporation, hereby certifies that Robboy Associates, L.L.C. (the "Purchaser"), an entity with its principal office at 104 Donegal Drive, Chapel Hill, NC 27415 or his permitted assigns, is entitled to purchase from the Company, at any time or from time to time commencing December 28, 2002 and prior to 5:00 P.M., Eastern Standard Time, on December 27, 2007 a total of Sixty Thousand Eight Hundred Seventy (60,870) fully paid and nonassessable shares of Common Stock, par value $.01 per share, of the Company for an aggregate purchase price of Twenty Seven Thousand Three Hundred Ninety One and Fifty Cents ($27,391.50) (computed on the basis of $0.45 per share). (Hereinafter, (i) said Common Stock, together with any other equity securities which may be issued by the Company with respect thereto or in substitution therefor, is referred to as the "Common Stock," (ii) the shares of the Common Stock purchasable hereunder are referred to as the "Warrant Shares," (iii) the aggregate purchase price payable hereunder for the Warrant Shares is referred to as the "Aggregate Warrant Price," (iv) the price payable hereunder for each of the Warrant Shares is referred to as the "Per Share Warrant Price," (v) this Warrant, and all warrants hereafter issued in exchange or substitution for this Warrant are referred to as the "Warrant" and (vi) the holder of this Warrant is referred to as the "Holder.") The number of Warrant Shares for which this Warrant is exercisable is subject to adjustment as hereinafter provided.

	This Warrant is issued by the Company pursuant to the Securities Purchase Agreement, dated as of the date hereof, among the Company and Robboy Associates, L.L.C. (the "Securities Purchase Agreement"). Capitalized terms used but not defined shall have the respective meanings ascribed to them in the Securities Purchase Agreement.

1. Exercise of Warrant.

a. This Warrant may be exercised, in whole at any time or in part from time to time, commencing December 28, 2002, and prior to 5:00 P.M., Eastern Standard Time, on December 27, 2007, by the Holder of this Warrant by the surrender of this Warrant (with the subscription form at the end hereof duly executed) at the address set forth in Subsection 9(a) hereof, together with proper payment of the Aggregate Warrant Price, or the proportionate part thereof if this Warrant is exercised in part.

b. The Aggregate Warrant Price or Per Share Warrant Price shall be paid in cash by certified or official bank check payable to the order of the Company.

c. Each exercise of this Warrant shall be deemed to have been effected immediately prior to the close of business on the day on which the Warrant shall have been surrendered to the Company as provided in subsection 1(a) above (an "Exercise Date"). At such time, the person or persons in whose name or names any certificates for Warrant Shares shall be issuable upon such exercise as provided in subsection 1(d) below shall be deemed to have become the holder or holders of record of the Warrant Shares represented by such certificates.

d. If this Warrant is exercised in part, the Holder shall be entitled to receive a new Warrant covering the number of Warrant Shares in respect of which this Warrant has not been exercised and setting forth the proportionate part of the Aggregate Warrant Price applicable to such Warrant Shares. Upon such surrender of this Warrant, the Company will (a) issue a certificate or certificates in the name of the Holder for the shares of the Common Stock to which the Holder shall be entitled, and (b) deliver the proportionate part thereof if this Warrant is exercised in part, pursuant to the provisions of the Warrant.

e. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the fair value of a share.

2. Reservation of Warrant Shares. The Company agrees that, prior to the expiration of this Warrant, the Company will at all times have authorized and in reserve, and will keep available, solely for issuance or delivery upon the exercise of this Warrant, the shares of the Common Stock as from time to time shall be receivable upon the exercise of this Warrant.

3. Adjustments.

a. In case the Company shall hereafter (i) pay a dividend or make a distribution on its capital stock in shares of Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares, (iii) combine its outstanding shares of Common Stock into a smaller number of shares or (iv) issue by reclassification of its Common Stock any shares of capital stock of the Company, the number of Warrant Shares for which this Warrant may be exercised shall be adjusted so that if the Holder surrendered this Warrant for exercise after such action the Holder would be entitled to receive the number of shares of Common Stock or other capital stock of the Company which he would have been entitled to receive had such Warrant been exercised immediately prior to such action. An adjustment made pursuant to this subsection (a) shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If, as a result of an adjustment made pursuant to this subsection (a), the Holder of this Warrant shall become entitled to receive shares of two or more classes of capital stock or shares of Common Stock and other capital stock of the Company, the Board of Directors (whose determination shall be conclusive and shall be described in a written notice to the Holder of this Warrant promptly after such adjustment) shall determine the allocation of the adjusted Per Share Warrant Price between or among shares of such classes of capital stock or shares of Common Stock and other capital stock.

b. In case of any consolidation or merger to which the Company is a party other than a merger or consolidation in which the Company is the continuing corporation, or in case of any sale or conveyance to another entity of the property of the Company as an entirety or substantially as an entirety, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation into the Company), the holder shall have the right thereafter to exercise this Warrant for the kind and amount of securities, cash or other property which he would have owned or have been entitled to receive immediately after such consolidation, merger, statutory exchange, sale or conveyance had such Warrant been exercised immediately prior to the effective date of such consolidation, merger, statutory exchange, sale or conveyance and in any such case, if necessary, appropriate adjustment shall be made in the application of the provisions set forth in this Section 3 with respect to the rights and interests thereafter of the Holder to the end that the provisions set forth in this Section 3 shall thereafter correspondingly be made applicable, as nearly as may reasonably be, in relation to any shares of stock or other securities or property thereafter deliverable on the conversion of this Warrant. The above provisions of this subsection (b) shall similarly apply to successive consolidations, mergers, statutory exchanges, sales or conveyances. Notice of any such consolidation, merger, statutory exchange, sale or conveyance and of said provisions so proposed to be made, shall be mailed to the Holder not less than 30 days prior to such event. A sale of all or substantially all of the assets of the Company for a consideration consisting primarily of securities shall be deemed a consolidation or merger for the foregoing purposes.

c. In the event of any adjustment to the number of Warrant Shares issuable upon exercise of this Warrant, the Per Share Warrant Price shall be adjusted by multiplying the Per Share Warrant Price in effect immediately prior to such adjustment by a fraction the numerator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately prior to such adjustment and the denominator of which is the aggregate number of Warrant Shares for which this Warrant may be exercised immediately after such adjustment.

d. Whenever the Per Share Warrant Price is adjusted as provided in this Warrant and upon any modification of the rights of the Holder of this Warrant in accordance with this Section 3, the Company shall promptly prepare a certificate of an officer of the Company, setting forth the Per Share Warrant Price and the number of Warrant Shares after such adjustment or modification, a brief statement of the facts requiring such adjustment or modification and the manner of computing the same and cause a copy of such certificate to be mailed to the Holder.

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


IN WITNESS WHEREOF, PAMET SYSTEMS, INC., has caused this Warrant to be signed by a duly authorized officer as of this 28th day of December 2002.


ATTEST:                             PAMET SYSTEMS, INC.



By:_______________________          By:___________________________________
Name:   Tom Morton                     Name:  Kirke S. Curtis
Title:  Controller                     Title: President & CEO

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


Dated ___________________           Signature__________________________

                                    Address____________________________

                                           ____________________________

Exhibit 4.19: Convertible Promissory Note revision agreement for BSI SA dated November 22, 2002.

                                  Schedule B

                                           Note             Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  --------  -------
BSI       May-02  $375,000  150,000     $2.5000    150,000     $2.50      11%
BSI       Apr-03  $100,000  266,667     $0.3750    266,667     $1.50       7%


                                  Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated May 19, 1999 and April 13, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005.
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.

The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated May 19, 1999 and April 13, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The number of shares of fully paid and nonassessable shares of
            Common Stock the Purchaser is entitled to purchase from the
            Warrants dated May 19, 1999, April 13, 2001 changes to 380,000 shares.
                                                                      Cost of
            Note            Amount             Shares  Warrants      Warrants
            ------------   -------   ----------------   -------     ---------
            May 19, 1999   $375,000  1,500,000 shares   300,000      $135,000
            Apr. 13, 2001  $100,000    400,000 shares    80,000       $36,000

            Total          $475,000  1,900,000 shares   380,000      $171,000

Initial The aggregate price the Purchaser is entitled to purchase the shares for is changed to One Hundred Seventy One Thousand Dollars ($171,000) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and BSI SA agree to the amendments in this Schedule C and agree to have them applied to the Convertible Promissory Note(s) and Warrant(s) specified above.

For BSI SA                                For Pamet Systems, Inc.


-------------------------------           --------------------------------

Name: Mr. Bruno Ripamonti                 Name:
Date:                                     Date:

Exhibit 4.20: Convertible Promissory Note revision agreement for Robboy Associates, L.L.C. dated November 22, 2002.


                                    Schedule B

                                           Note              Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  --------  -------
Robboy    Apr-03  $294,617  431,674     $0.6825    431,674     $1.50       7%



                                   Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated April 16. 2001.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005.
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.


The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated April 16, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The number of shares of fully paid and nonassessable shares of
            Common Stock the Purchaser is entitled to purchase changes to 235,694 shares.
Initial     The aggregate price the Purchaser is entitled to purchase the shares for is changed to One Hundred Six Thousand Sixty Two
            Dollars ($106,062) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and Mr. Stanley J. Robboy agree to the amendments in this Schedule C and agree to have them applied to the Convertible Promissory Note(s) and Warrant(s) specified above.

For Mr. Stanley J. Robboy                 For Pamet Systems, Inc.

------------------------------            -------------------------------

Name:                                     Name:
Date:                                     Date:

Exhibit 4.21: Convertible Promissory Note revision agreement for Rogow Opportunity Capital LLC dated November 22, 2002

                                    Schedule B

                                           Note              Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  --------  -------
Rogow     Apr-03  $224,532  328,985     $0.6825    328,985     $1.50       7%

                                    Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated April 16, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005.
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.


The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated April 16, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The number of shares of fully paid and nonassessable shares of
            Common Stock the Purchaser is entitled to purchase changes to 179,626 shares.
Initial     The aggregate price the Purchaser is entitled to purchase the shares for is changed to Eighty Thousand Eight Hundred Thirty
            Two Dollars ($80,832) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and Mr. Bruce J. Rogow agree to the amendments in this Schedule C and agree to have them applied to to the Convertible Promissory Note(s) and Warrant(s) specified above.


For Mr. Bruce J. Rogow                    For Pamet Systems, Inc.


-----------------------------             -------------------------------

Name:                                     Name:
Date:                                     Date:

Exhibit 4.22: Convertible Promissory Note revision agreement for West Country Partners dated November 22, 2002.

                                Schedule B

                                           Note              Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  -------- --------
Schmitt   May-02   $35,000   14,000     $2.5000     14,000     $2.50      11%
Schmitt   Apr-03  $250,000  666,666     $0.3750    666,666     $1.50       7%
Schmitt   Apr-03  $100,000  266,667     $0.3750    266,667     $1.50       7%
Schmitt   Jun-03  $100,000  266,667     $0.3750    266,667     $1.50       7%
Schmitt   Aug-03  $130,000  346,667     $0.3750    346,667     $1.50       7%
Schmitt   Oct-03  $200,000 1,000,000    $0.2000  1,000,000     $1.00       7%

                                Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated May 10, 1999, April 13, 2001, June 23, 2001, August 30, 2001,
October 31, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005.
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.


The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated May 10, 1999, April 13, 2001, June 23, 2001, August 30, 2001, October 31, 2001.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The total number of shares of fully paid and nonassessable shares of Common Stock the Purchaser is entitled to purchase from the
            Warrants dated May 10, 1999, April 13, 2001, June 23, 2001,
            August 30, 2001, October 31, 2001 changes to 692,000 shares.
                                                                      Cost of
            Note            Amount             Shares  Warrants      Warrants
            ------------   -------   ----------------   -------     ---------
            May 10, 1999   $35,000     140,000 shares    28,000       $12,600
            Apr. 13,2001  $250,000   1,000,000 shares   200,000       $90,000
            Apr. 13,2001  $100,000     400,000 shares    80,000       $36,000
            Jun. 23,2001  $100,000     400,000 shares    80,000       $36,000
            Aug. 30,2001  $130,000     520,000 shares   104,000       $46,800
            Oct. 31,2001  $200,000   1,000,000 shares   200,000       $90,000

            Total         $815,000   3,460,000 shares   692,000      $311,400

Initial The aggregate price the Purchaser is entitled to purchase the shares for is changed to Three Hundred Eleven Thousand Four Hundred Dollars ($311,400) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and West Country Partners agree to the amendments in this Schedule C and agree to have them applied to the Convertible Promissory Note(s) and Warrant(s) specified above.

Schedule C (continued)


For West Country Partners                 For Pamet Systems, Inc.


---------------------------               ------------------------------

Name: Mr. James S. Schmitt                Name:
Date:                                     Date:

Exhibit 4.23: Convertible Promissory Note revision agreement for Sumaria Systems dated November 22, 2002.

                                  Schedule B

                                           Note              Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  -------- --------
Sumaria
Systems   May-02  $350,000  140,000     $2.5000    140,000     $2.50      11%


                                  Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated June 1, 1999.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005.
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.

The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated June 1, 1999.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The number of shares of fully paid and nonassessable shares of
            Common Stock the Purchaser is entitled to purchase changes to 280,000 shares.
Initial     The aggregate price the Purchaser is entitled to purchase the shares for is changed to One Hundred Twenty Six Thousand Dollars
            ($126,000) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and Mr. Sumaria Systems agree to the amendments in this Schedule C and agree to have them applied to the Convertible Promissory Note(s) and Warrant(s) specified above.

For Sumaria Systems                       For Pamet Systems, Inc.



---------------------------------         ---------------------------------
Name: Mr. Venilal Sumaria                 Name:
Date:                                     Date:

Exhibit 4.24: Convertible Promissory Note revision agreement for TRAK dated November 22, 2002.

                                  Schedule B

                                           Note              Warrant
                              # of   Conversion             Exercise Interest
Name         Due    Amount   Shares       Price   Warrants     Price     Rate
--------  ------  --------  -------  ----------   --------  -------- --------
TRAK      Dec-02  $75,000   34,247      $2.1900    7,500       $2.19      11%

                                  Schedule C

The following are the modifications to your current Convertible Promissory Note(s) dated December 14, 1999.

Section     Amendment
-------     -----------------------------------------------------------------
1           The Maturity Date is changed to September 30, 2005 and the
            Principal Amount to be extended is Thirty Seven Thousand Five
            Hundred Dollars ($37,500).
2           If the interest rate in the original Note is 7% it remains at 7%.
            If the interest rate is 11%, it is changed to 7% effective
            October 1, 2002.
5 (a)       If the Conversion Price in the original Note is $0.20 per share of Common Stock, there is no change. In all other cases, the Conversion Price is changed to $0.25 per share of Common stock.

The following are the modifications to your current Warrant to Purchase Common Stock of Pamet Systems, Inc. dated December 14, 1999.

Section     Amendment
-------     -----------------------------------------------------------------
Initial     The number of shares of fully paid and nonassessable shares of
            Common Stock the Purchaser is entitled to purchase changes to 30,000 shares based on an extension of 50% of the Principal
            Amount of the Note or Thirty Seven Thousand Five Hundred Dollars
            ($37,500).
Initial     The aggregate price the Purchaser is entitled to purchase the shares for is changed to Thirteen Thousand Five Hundred Dollars
            ($13,500) (computed on the basis of $0.45 per share).

Pamet Systems, Inc. and Mr. Albert Curran, P.E. agree to the amendments in this Schedule C and agree to have them applied to the Convertible Promissory Note(s) and Warrant(s) specified above.

For Mr. Albert Curran, P.E.               For Pamet Systems, Inc.


----------------------------              -------------------------------
Name: Mr. Albert Curran, P.E.             Name:
Date:                                     Date:

Exhibit 10.4: Form of Employment agreement between the Registrant and Kirke
S. Curtis


EMPLOYMENT AGREEMENT

EMPLOYMENT AGREEMENT executed this 18th day of June, 2003 and effective as of April 3, 2002 by and between Kirke S. Curtis (the "Employee"), and Pamet Systems, Inc., a Massachusetts corporation located at 1000 Main Street, Acton, Massachusetts 01720 (the "Company").

WHEREAS, the Board of Directors of the Company (the "Board") believes it to be to its advantage to ensure that the Employee continues to render services to the Company as hereinafter provided; and

WHEREAS, the Employee's managerial position requires that he be trusted with extensive confidential information and trade secrets of the Company and that he develop a thorough and comprehensive knowledge of all details of the Company's business;

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of the mutual covenants and obligations herein contained, the parties hereto agree as follows:

1.	Title; Position and Responsibilities.
(A)	Employee shall serve as the Chief Executive Officer and President of the Company, and shall have primary authority and responsibility, subject to the control of the Board, for the firm's performance, operational control, strategic planning and implementation and business combination planning and execution for the Company. By approval of the Board of Directors, as CEO, the Employee shall serve as a voting member of the Board. At the next regularly scheduled election of directors, he will stand for election as a full voting member of the Board.
(B)	Employee understands that the provisions of any employee handbooks, personnel manuals and any and all other written statements of or regarding personnel policies, practices or procedures that are or may be issued by the Company (the "Company Policies") do not and shall not constitute a contract of employment and do not and shall not create any vested rights; and that any such provisions may be changed, revised, modified, suspended, canceled, or eliminated by the Company at any time, in its sole discretion, with or without notice.
(C)	Employee shall comply with all applicable Company Policies, which may be in effect from time to time during the Term. Copies of all such Company Policies may be examined in the [Human Resource Department] for the Company. If a provision in any policy conflicts with this Agreement, the terms of this Agreement shall prevail.

2.	Compensation: Salary, Bonuses and Other Benefits.  During the term of this Agreement, the Company shall pay the Employee the following compensation, including the following annual salary and other fringe benefits:
(A)	Salary.  In consideration of the services to be rendered by the
Employee to the Company, the Company will pay to the Employee for the years ending December 31, 2002 and December 31, 2003, an annualized salary as set forth in Exhibit B. Such annual salary shall be payable in conformity with the Company's customary practices for executive compensation as such practices shall be established or modified from time to time (but no less frequently than monthly). Salary payments shall be subject to all applicable federal and state withholding, payroll and other taxes, in accordance with law. The salary for subsequent years during the term of this Agreement shall be reviewed and set annually by the Board of Directors.
(B)	Fringe Benefits.  The Employee will also be entitled to be promptly reimbursed for all of his business-related travel, lodging and entertainment expenses in accordance with the Company's prevailing policy for employees. The Employee will be entitled to participate on the same basis with all other officers and employees of the Company in the Company's standard benefits package made generally available to all other officers and employees of the Company, as may be adopted, modified or discontinued from time to time by the Company.
(C)	Vacation.  Employee shall be entitled to a paid vacation (taken consecutively or in segments) of four weeks (each week equaling five days of paid time off) during each fiscal year, adjusted pro rata for any partial fiscal year during the term hereof. Such vacation may be taken at such times as is reasonably prudent and consistent with the proper and diligent performance by the Employee of his duties and responsibilities hereunder.
(D)	Bonus.  For the year ending December 31, 2002, the Employee shall be entitled to receive bonus payments as set forth in Exhibit C. Any issues regarding the full and complete achievement of the goals and objectives set forth in Exhibit C shall be subject to review and final determination by the Company's Board of Directors. Any bonus payments shall be paid quarterly and shall be subject to all applicable federal and state withholding, payroll and other taxes. The bonus criteria for subsequent years during the term of this Agreement shall be reviewed and set annually by the Board of Directors.
(E)	Stock Options and/or Restricted Stock.  In recognition of the
Employee's continuing contribution to the success of the Company, and in an effort to retain the Employee's services and to align the Employee's rewards with that of the Company's shareholders, the Company grants the Employee Stock Options and/or Restricted Stock as set forth in Exhibit D. The Company also commits to make no less than annual grants of Stock Options and/or Restricted Stock to the Employee. The specific number of shares granted, the exercise price of such shares, and the vesting period will be as determined from time to time by the Compensation Committee of the Board of Directors and/or as enumerated in the Company's Stock Option Plan documents.

3.	Annual Performance Review.  During the term of this Agreement, on at least an annual basis, the Board of Directors and the Employee shall in good faith review the performance by and the compensation payable to the Employee for the then current year and the expected performance by, and proposed compensation payable to, the Employee for the then forthcoming year. For purposes of such review, compensation shall include base salary, commissions (if any), bonuses (if any), and Stock Option and/or Restricted Stock grants. Term. The term of this Agreement shall be effective as of April 3, 2002, and shall terminate on the earliest to occur of (i) December 31, 2003,
(ii) the death, or the physical incapacity to do his job of the Employee, or
(iii) the effective date of termination resulting from the occurrence of any of the circumstances described in Section 5 hereof. Notwithstanding the above, in the event of the death of the employee, the terms of Section (17) prevail. For calendar 2004 and each calendar year thereafter, such employment will be automatically extended for successive twelve-month periods unless notice of cancellation is received at least ninety (90) days prior the end of the prior calendar year, subject to earlier termination as provided herein.

5.	Termination.  The Employee's term of employment under this Agreement may be earlier terminated as follows:
(A)	At the Employee's Option:  The Employee may terminate his employment, without cause, at any time, upon at least ninety (90) days advance written notice to the Company.
(B)	At the Election of the Company for Just Cause.  The Company may,
immediately and unilaterally, terminate the Employee's employment hereunder for "just cause" at any time during the term of this Agreement. Termination of the Employee's employment by the Company shall constitute a termination for "just cause" under this Section 5(B) if such termination is for one or more of the following causes: (1) the Employee's willful misconduct, gross negligence, dishonesty or fraud in the performance of his duties hereunder,
(2) the material breach of this Agreement by the Employee after notice of such breach and a reasonable opportunity to cure, (3) the Employee's willful refusal or failure to perform his duties hereunder or under any lawful directive of the Board or his superior officer, as the case may be, which is consistent with his title and position after notice of such failure and a reasonable opportunity to cure, or (4) the conviction, plea of guilty or nolo contendere of the Employee in respect of any felony or other crime involving moral turpitude, dishonesty, theft or unethical business conduct.

In making any determination under this Section, the Board of Directors shall act fairly and in utmost good faith and shall give the Employee an opportunity to appear and be heard and present evidence on his behalf.

In the event of any such termination for "just cause," the Employee shall be entitled to accrued and unpaid salary and vacation through the termination date, any un-reimbursed business expenses and no other payments.

(C) At the Election of the Company for Reasons Other Than Just Cause. The Company may, immediately and unilaterally, terminate the Employee's employment hereunder at any time during the term of this Agreement for other than "just cause" by giving ninety (90) days' advance written notice to the Employee of the Company's election to terminate, or the Employee may resign and terminate his employment hereunder in the event of a Constructive Termination (hereafter defined) by giving ninety (90) days' advance written notice to the Company of his election to terminate. During such ninety (90) day period, the Employee will be available on a full-time basis for the benefit of the Company for the performance of his duties hereunder and, at the request of the Company, to assist the Company in matters relating to the transition of a new, successor officer of the Company. For purposes of this Agreement, a Constructive Termination shall mean: (i) the assignment to the Employee of any duties inconsistent with his status as a senior executive officer of the Company or a substantial diminution in the nature or status of his responsibilities; or (ii) the Employee is relocated to another Company office or facility located outside of a radius of 50 miles from the Company's then current headquarters facility (presently located in Acton, Massachusetts); or (iii) an involuntary reduction by the Company in the Employee's Base Salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all executives of the Company

In the event the Company exercises its right to terminate the Employee under this Section 5(C) or the Employee terminates this Agreement on the basis of a Constructive Termination, the Company agrees to pay the Employee a severance or termination payment according to the following criteria:

if terminated less than 12 months from the effective date of this agreement - 4 months salary at the rate being paid at the termination date. All stock option or Restricted Stock grants will be accelerated by one year (with one year after termination to exercise options).

if terminated more than 12 months but less than 24 months from the effective date of this agreement - 8 months salary at the rate being paid at the termination date. All stock option or Restricted Stock grants will be accelerated by two years (with two years after termination to exercise options).

if terminated more than 24 months from the effective date of this agreement-12 months salary at the rate being paid at the termination date. All stock option or Restricted Stock grants will be accelerated by three years (with three years after termination to exercise options).

In addition, upon termination of Employee's employment under this Section 5(C), Employee shall continue to be covered for a period of twelve (12) months following such termination, under the Company's health and dental benefits on the same basis as then in effect or , in the Company's sole discretion, the Employee shall be provided comparable coverage or the economic equivalent thereof . The foregoing shall be in addition to any rights that Employee has under COBRA.

All payments will be paid in the same manner as such salary was payable during the term of the Employee's employment.: Such severance payment shall be payable on a bi-monthly basis for the stated number of months following the Employee's termination and shall be subject to all applicable federal and state taxes. The Company, in addition to being able to pursue any other remedies available to it, may immediately terminate all future severance payments to the Employee upon any violation by the Employee of the Noncompetiton, Nondisclosure and Key Inventions Agreement (attached as Exhibit A).

(D)	Termination Because of Acquisition, Merger, or Effective Change of
Control of the Company. If the Employee's employment is terminated by the Employee on account of a Constructive Termination or by the Company (or surviving/acquiring company), other than on account of the death or disability of the Employee or other than for "just cause" as defined in this agreement, within one year after the consummation of a Business Combination (hereafter defined), the Company agrees to pay the Employee severance or termination payments as provided in Section 5(C) above, except that any payments following a Business Combination shall be made in a lump sum within sixty (60) days after the date of the Employee's termination of employment (unless otherwise mutually agreed by the parties). For purposes of this Agreement, a "Business Combination" shall mean (A) a change in control of a nature that would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; (B) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) other than the Company or an employee benefit plan maintained by the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more (the "Requisite Percentage") of the combined voting power of the Company's then outstanding securities (provided that if the Company is not subject to the reporting requirements under Section 13(a) or 15(d) of the Exchange Act, the acquisition by a "person" of the Requisite Percentage in one or more institutional private equity securities offerings shall not constitute a Business Combination; provided, further, that the acquisition of the Requisite Percentage of the combined voting power of the Company's then outstanding securities by Sumaria Systems (and its affiliates) shall not be a Business Combination), or (C) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board, including for this purpose any new director whose election or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period, cease for any reason to constitute a majority thereof.

If the Employee is offered employment at an office within 50 miles of Acton, MA by the acquiring corporation in a comparable position, and at a comparable or better salary under a comparable or better employment agreement of not less than one year , neither the Company nor the acquiring corporation shall be obligated to provide the severance payment described in this Section 5(C). Anything contained in this Section 5(C) to the contrary notwithstanding, the Employee shall not be entitled to any severance or other termination benefit if the Employee has either (i) terminated such employment voluntarily, or
(ii) has been terminated by the Company or any acquiring corporation for "just cause" pursuant to Section 5(B).

6.	Stock Option Acceleration on Business Combination. As long as the
Employee is still actively employed by the Company, and is making a positive contribution toward the Business Contribution should the Company consummate a Business Combination (as defined in Section 5(D)), the vesting of all Stock Options or Restricted Stock held by the Employee will be accelerated by one year.

7.	Release Agreement.  Notwithstanding anything else contained herein, the obligation of the Company to make any severance payments to the Employee hereunder shall be conditioned upon the execution and delivery by the Employee of a release from liability in favor of the Company substantially in the form attached hereto as Exhibit E.

8.	Transition Facilitation.    Because of the critical nature of the
Employee's position within the Company, and in order to ensure a smooth transition of the Employee's duties and responsibilities after the Employee's departure, in consideration of the benefits provided to the Employee under this Agreement, the Employee agrees to provide a reasonable level of assistance to the Company during the Transition Period ("Transition Period" defined as the period beginning when the Employee has given notice or been given notice of the termination of employment, and continuing until 90 days after his final employment date). Assistance may include but not be limited to being available for meetings or telephone calls, and/or providing written documentation of policies, procedures, information, budgetary data, or the like

9.	Noncompetition, Confidentiality and Inventions Agreement.  In
connection with his employment by the Company pursuant to the terms of this Agreement, the Employee shall execute the Noncompetition, Confidentiality and Inventions Agreement attached hereto as Exhibit A, the terms and conditions of which are incorporated herein by reference. The Noncompetition, Confidentiality and Inventions Agreement is sometimes referred to herein as the "Ancillary Agreement."

10.	Governing Law; Injunctive Relief.  This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Massachusetts and shall be deemed to be performable in the Commonwealth of MassachusettsThe Employee further acknowledges and agrees that the agreements set forth herein and in the Ancillary Agreement are necessary for the protection of the Company's legitimate goodwill and business interests and are reasonable in scope, duration and content.

11.	Severability.  In case any one or more of the provisions contained in this Agreement or the Ancillary Agreement for any reason shall be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement or the Ancillary Agreement, but this Agreement or the Ancillary Agreement, as the case may be, shall be construed, revised, modified and reformed to the maximum extent possible to effect the purposes set forth herein and in the Ancillary Agreement.

12.	Waivers and Modifications.  This Agreement may be modified, and the rights and remedies of any provision hereof may be waived, only in accordance with this Section. No modification or waiver by the Company shall be effective without the written consent of the Employee and the Company. No waiver by either party of any breach by the other party of any provision hereof shall be deemed to be a waiver of any later or other breach thereof or as a waiver of any other provision of this Agreement. This Agreement and the Ancillary Agreement set forth all of the terms of the understandings between the parties with reference to the subject matter set forth herein and may not be waived, changed, discharged or terminated orally or by any course of dealing between the parties, but only by an instrument in writing signed by the party against whom any waiver, change, discharge or termination is sought.

13.	Assignment.  The Employee acknowledges that the services to be rendered by him are unique and personal in nature. Accordingly, the Employee may not assign any of his rights or delegate any of his duties or obligations under this Agreement. The rights and obligations of the Company under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the Company, including any successor to the Company's capital stock or assets by reason of any sale of stock or assets, merger, sale or other form of business combination where the Company is not the surviving entity.

14.	Arbitration.  Any controversy, dispute, claim or breach arising out of or relating to this Agreement shall be submitted for settlement to an arbitrator agreed upon by the parties. The decision of such arbitrator shall be final and binding on the parties. If the parties cannot agree upon an arbitrator, the controversy, claim or breach shall be referred to the American Arbitration Association with a request that the Association appoint an arbitrator. Such arbitration shall be held in Boston, Cambridge or Acton, Massachusetts, in accordance with the rules and practices of the American Arbitration Association pertaining to single-party arbitration then in effect, and the judgment upon the award rendered shall be entered by consent in any court having jurisdiction. The prevailing party shall be entitled to recover all costs and expenses associated with any arbitration (including attorneys' fees); and if no party prevails, each party shall be responsible for its own expenses

15.	Interpretation.  The language of all parts of this Agreement shall in all cases be construed as a whole according to its fair meaning and not strictly for or against either of the parties.

16.	Notices.  All notices required or permitted under this Agreement shall be in writing and shall be deemed effective upon personal delivery by the United States Post Office by registered or certified mail or by courier service, addressed to the other party at the address shown above, or at such other address or addresses as either party shall designate to the other in accordance with this Section 16.

17.Survivorship: In the event of the death of the employee whilst still employed during the terms of this agreement, the survivors of the employee are entitled to the provisions of this agreement for a period of six months not withstanding the terms of Section (4) above.

IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first above written.


PAMET SYSTEMS, INC.                 EMPLOYEE:

By: ___________________________     ______________________________

Signature

Title: __________________________   ______________________________

Print Name

Date: ___________________________   Date: _________________________

                                    Address: _______________________

PAMET SYSTEMS, INC.

NONCOMPETITION, NONDISCLOSURE AND INVENTIONS AGREEMENT
(For Officers and Key Employees)

The undersigned employee, Kirke S. Curtis (the "Employee") in consideration for and as a condition of my continued employment as an employee of PAMET SYSTEMS, INC. (the "Company"), and in connection with the execution and delivery of a certain Employment Agreement of even date between the undersigned and the Company, hereby agrees with the Company as follows:

1.	Noncompetition Covenant.  During the period of employment as an officer and/or key employee of the Company, the Employee will devote his available business time and best efforts to promoting and advancing the business of the Company. During the period of employment and for a period of one (1) year after termination of such employment (for any reason whatsoever), the Employee agrees that he will not, whether alone or as a partner, officer, director, employee, lender or stockholder of any company or other commercial enterprise or in any individual or representative capacity, engage in any business or other commercial activity which is competitive with the products and services being designed, conceived, marketed, distributed or developed by the Company at the time of termination of such employment. The foregoing prohibition shall not prevent employment or engagement by any company or business organization, or any division thereof, not substantially engaged in the business of developing, selling, marketing or distributing police and fire department dispatch and record management software to U.S. police and fire departments (the "Business"), as long as the activities of any such employment or engagement, in any capacity, do not involve work on matters directly related to the products or services being developed, practiced, distributed or marketed by the Company at the time of any termination of employment. The foregoing restriction shall not prohibit Employee from owning securities of any publicly traded company that is engaged in the Business as long as Employee does not own at any time more than three percent (3%) of such class of equity securities of such company.

2.	Nonsolicitation. Employee will not, during the  12 month period commencing on the date of his/her cessation of employment with the Company (the "Nonsolicitation Period") directly or indirectly solicit, or induce, or attempt to solicit, or induce (i) any associate, former associate (as herein defined), agent or other representative or associate of the Company for the purpose of providing employment opportunities or to terminate his/her relationship with the Company; (ii) any client or customer or prospective client or customer of the Company for the purpose of selling or marketing, distribution or sale of police and fire department dispatch and record management software to U.S. police and fire departments; or (iii) any actual or prospective licensor, licensee, customer, supplier of the Company to terminate, alter or change its relationship with the Company or otherwise interfere with any relationship between the Company and any of its actual or prospective licensors, licensees, suppliers or customers. A "former associate" shall mean any person who was employed by the Company at any time during the six (6) month period prior to Employee's cessation of employment with the Company.

3.	Nondisclosure Obligation.  The Employee will not at any time, whether during or after the termination of employment, for any reason whatsoever (other than to promote and advance the business of the Company), reveal to any person or entity (both commercial and non-commercial) any of the trade secrets or confidential business information concerning the Company: including its research and development activities; product designs, prototypes and technical specifications; show-how and know-how; marketing plans and strategies; pricing and costing policies; customer and supplier lists and accounts; or nonpublic financial information of the Company so far as they have come or may come to the Employee's knowledge, except as may be required in the ordinary course of performing his duties as an employee of the Company. This restriction shall not apply to: (i) information that may be disclosed generally or is in the public domain through no fault of the Employee; (ii) information received from a third party outside the Company that was disclosed without a breach of any confidentiality obligation; (iii) information approved for release by written authorization of the Company; or
(iv) information that may be required by law or an order of any court, agency or proceeding to be disclosed. The Employee shall keep secret all matters of such nature entrusted to him and shall not use or disclose any such information for the benefit of any third party in any manner which may injure or cause loss to the Company, whether directly or indirectly.

4.	Assignment of Inventions.  The Employee expressly understands and agrees that any and all right or interest he obtains in any designs, trade secrets, technical specifications and technical data, know-how and show-how, customer and vendor lists, marketing plans, pricing policies, inventions, concepts, ideas, expressions, discoveries, improvements and patent or patent rights which are authored, conceived, devised, developed, reduced to practice, or otherwise obtained by him during the term of this Agreement which relate to or arise out of his employment with the Company are expressly regarded as "works for hire" (the "Inventions"). The Employee hereby assigns to the Company the sole and exclusive right to such Inventions. The Employee agrees that he will promptly disclose to the Company any and all such Inventions, and that, upon request of the Company, the Employee will execute and deliver any and all documents or instruments and take any other action which the Company shall deem necessary to assign to and vest completely in the Company, to perfect trademark, copyright and patent protection with respect to, or to otherwise protect the Company's trade secrets and proprietary interest in such Inventions. The obligations of the Employee under this Section shall continue beyond the termination of the Employee's employment with respect to such Inventions conceived of, reduced to practice, or developed by the Employee during the term of this Agreement. The Company agrees to pay any and all copyright, trademark and patent fees and expenses or other costs incurred by the Employee for any assistance rendered to the Company pursuant to this Section.

The Employee's obligation to assign Inventions shall not apply to any invention about which the Employee can prove that: (i) it was developed entirely on the Employee's own time and effort; (ii) no equipment, supplies, facility, trade secrets or confidential information of the Company was used in its development; (iii) it does not relate to the business of the Company or to the Company's actual or anticipated research and development activities; and (iv) it does not result from any work performed by the Employee for the Company.

5.	Absence of Conflicting Agreements.  The Employee understands the
Company does not desire to acquire from him any trade secrets, know-how or confidential business information that he may have acquired from others. The Employee represents that he is not bound by any agreement or any other existing or previous business relationship which conflicts with or prevents the full performance of the Employee's duties and obligations to the Company during the course of employment.

6.	Non-Disparagement: Neither party shall disparage the other related to the term of this agreement and for a period of 24 months after termination of this agreement.

7.	Remedies Upon Breach.  The Employee agrees that any breach or threatened breach of this Agreement by the Employee could cause irreparable damage to the Company that may not be adequately compensable in money damages. Accordingly, the Company shall have, in addition to any and all remedies of law, the right to an injunction or other equitable relief to prevent any breach or threatened breach of this Agreement or violation of the Employee's obligations hereunder.

8.	Miscellaneous.  Any waiver by the Company of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach hereof. If one or more of the provisions contained in this Agreement shall for any reason be held to be excessively broad as to scope, activity or subject matter so as to be unenforceable at law, such provision(s) shall be construed and reformed by the appropriate judicial body by limiting and reducing it (or them), so as to be enforceable to the maximum extent compatible with the applicable law as it shall then appear. The obligations of the Employee under this Agreement shall survive the termination of the Employee's relationship with the Company regardless of the manner of such termination. All covenants and agreements hereunder shall inure to the benefit of and be enforceable by the successors of the Company. This Agreement shall be governed by, and construed in accordance with, the internal laws of the Commonwealth of Massachusetts. The Employee understands that this Noncompetition, Nondisclosure and Inventions Agreement does not create an obligation on the part of the Company to continue the Employee's employment with the Company. Unless otherwise provided for in a separate written Employment Agreement, the Employee is employed as an employee "at will." For the avoidance of doubt, any letter used to communicate the Company's initial offer of employment (i.e., an "offer letter") to the Employee is not an Employment Contract.

The Employee recognizes and agrees that the enforcement of this Agreement is necessary to ensure the preservation, protection and continuity of the confidential business information, trade secrets and goodwill of the Company. The Employee agrees that, due to the proprietary nature of the Company's business, the restrictions set forth in Sections 1, 2, 3 and 4 of this Agreement are reasonable as to duration and scope.

IN WITNESS WHEREOF, the undersigned Employee and the Company have executed this Agreement as of this ____ day of June, 2003.

PAMET SYSTEMS, INC.           EMPLOYEE:


By:

Signature                     Signature of Employee

Name:                         Name: Kirke S. Curtis

Title:

EXHIBIT B
SALARY EXHIBIT


Annual salary of $185,000.

EXHIBIT C

BONUS EXHIBIT

Bonus Target: $92,500 on an annual basis for the period June 1,2002 through December 31,2002. A portion of this may be paid as an Impact Bonus for that period prior to taking full responsibility as CEO. The bonus may be paid in cash as available or stock at the 12/31/02 offering price or a combination. Whenever possible, the bonus will be paid in quarterly installments over the FY 2003-2005.

2002 Bonus Performance Criteria:

----------------------  -----------   ----------     ----------   -----------
1. Costs cut, Product   No                           Yes          Yes & Cash
Stabilized, Capital     Bonus % =                    Bonus % =    Flow solved
Raised, Firm            10%                          50%          for 1H'03 =
Operating 12/31/02                                                60%


2. Firm at Breakeven    @>$100k       @$99k to       @B/E for     $50k op
by 12/31/02             op loss for   $1K op loss    4Q'02 =      profit for
                        4Q'02 =       for 4Q'02=     50%          4Q'02 =60%


3. New Business Plan    N/A by        Plan, but no   Plan and     Plan, well
and Strategy            12/31/02=     action by      some basic   underway
                        0%            12/31/02=      progress=    including
                                      10%            20%          30%



EXHIBIT D
STOCK OPTION EXHIBIT


At such time as the firm completes its capital restructuring and can issue options, the employee will be granted options or restricted stock equal to 3% of outstanding shares after the restructuring. These outstanding shares do not include any pending warrants. If the firm's capital restructuring is not done by 12/31/03the employee will be granted 3% of the then outstanding shares as of 12/31/02.

The options or restricted stock shall begin vesting as of the effective date of this agreement. The vesting shall be as follows except in the special situations noted in the body of this agreement:

Date              % Vested
April 3, 2003     25%
April 3, 2004     50%
April 3, 2005     75%
April 3, 2004     100%

The Employee acknowledges that the Company has a number of shares of Common Stock either currently outstanding or issuable upon the conversion or exercise of currently outstanding convertible securities, warrants, options or other derivative securities that in the aggregate exceeds the number of shares of Common Stock that the Company is authorized to issue under the Company's Articles of Organization currently in effect, which may mean, without further action by the Company, that there would not be any (or an adequate number of) shares of Common Stock to issue to the Employee if he were to exercise his options He further acknowledges that the Company is planning to effect a reverse stock split of its Common Stock to remedy this situation, but there can be no assurance that this will occur.

Exhibit 10.14: Amended Commercial Services Contract with Sumaria

               AMENDMENT TO COMMERCIAL SERVICES CONTRACT

                           AMENDMENT NUMBER 1


This Amendment to Commercial Services Contract is made this 17th day of November, 2002 by and between Sumaria Systems, Inc. a Massachusetts corporation with a principal place of business at 99 Rosewood Drive, Suite 140, Danvers, MA 01923 (Hereinafter "Sumaria") and Pamet Systems, Inc. a Massachusetts Corporation with a principal place of business at 1000 Main Street, Acton, MA 01720 (Hereinafter "Pamet").


                               WITNESSETH

WHEREAS, Pamet and Sumaria desire to pursue business opportunities in public safety and municipal markets through a combination of synergies, business growth and acquisitions,

NOW THEREFORE, in consideration of the premises and mutual covenants agreements hereinafter contained, both parties hereby agree to amend the Commercial Services Contract ("the CSC") of April 17, 2002 between Sumaria and Pamet as follows:


I. TERM: The term of the CSC is extended through July 31, 2003

III. CONSIDERATION

B. Equity or Cash (replaced in its entirety)

1. Effective April 17, 2002 Pamet agrees to reimburse Sumaria on a time and materials basis in cash or at Sumaria's option the equivalent value of common stock for the cost of the services described in Section II., D and E. Costs are defined as salaries, fringe benefits, all payroll related tax, and 12% general and Administrative charge. The monthly amounts due carry an annual interest rate of 7% (seven percent) and are considered a trade receivable due and payable on July 31, 2003. The conversion price of Pamet common stock in lieu of cash for all reimbursements under this section will be $0.115/share.

2. Effective October 1, 2002, Pamet agrees to reimburse Sumaria on a time and materials basis a senior convertible note for the cost of the services described in Section II. D and E. A copy of the securities purchase agreement, senior convertible note and warrant document to be used in relation to the fulfillment of Pamet's obligations under this clause are attached as Exhibit A. The senior convertible note will be issued effective October 1, 2002 and have the following terms:

	a. Maturity Date: September 30, 2005
	b. Interest Rate: 7%
	c. Conversion Price: $0.115/share
	d. Warrant Coverage: 20%
	e. Warrant Exercise Price: $0.45/share

3. The amount of credit extended under 2 above is up to and not to exceed $740,000. In the event that any other investor invests more than an additional $250,000 as senior debt, Sumaria's commitment shall be reduced from $740,000 dollar for dollar for any amount avove said $350,000. See letter of commitment.


X. GENERAL PROVISIONS

Pamet and Sumaria agree to add the following items under the General Provisions section of the CSC.

H. Noteholder Extension: Pamet agrees to obtain the consent of noteholders to extend a minimum of 95% of the $2.2m in existing Pamet notes expiring in 2002 and 2003 under the terms described in Exhibit B and obtain subordination of the Note securing this transaction as delineated in III B. The amount of the Note will be adjusted to actual after July 31, 2003 when known.




IN WITNESS WHEREOF:


Pamet Systems, Inc.                       Sumaria Systems, Inc.

By:_______________________                By: _____________________

Title: ___________________                Title: __________________

Date: ____________________                Date: ___________________

Exhibit 10.15: Letter of Commitment from Sumaria Systems


Sumaria Systems, Inc.
99 Rosewood Drive
Danvers, MA  01923-1381
(978) 739-4200



5 December 2002


Mr. Kirke Curtis, CEO
Pamet Systems, Inc.
100 Main Street
Acton, MA 01720


Subject: Letter of Commitment - Sumaria Investment in Pamet Systems, Inc.

Dear Mr. Curtis:

Venilal Sumaria personally and Sumaria Systems, Inc. (Sumaria) a
Massachusetts corporation proposes to invest up to $1,000,000 in Pamet Systems, Inc. (Pamet) to provide working capital needs of Pamet. The purpose of this investment is to help Pamet meet its cash obligations while restructuring its operation to achieve a positive profit/loss by December 31, 2002 and become cash flow positive by July 31, 2003. Pamet should continue to investigate other sources of financing.

Based on the information provided to Sumaria Systems (See attachment A - Profit/Loss Projection, B - Cash Flow Projections and C - New Business Pipeline). We believe that Pamet can become cash flow positive by July 31, 2003. We realize the risks associated with this investment. In order to minimize our risks we require that Pamet agree to the following conditions associated with this investment.

Senior Convertible Note: This investment will be in the form of multiple (three) senior convertible notes based on the following commitments and amounts.

Commitment: The amount up to $1,000,000 investment will be in the following order:

a) Cash investment of $150,000 from Venilal Sumaria (Personally). A senior Convertible note of $150,000 effective October 1, 2002.

b) Cash investment of $110,000 from Sumaria Systems, Inc. A senior convertible Note of $110,000 effective October 1, 2002.

c) Commercial Services contract extension to July 31, 2003. The contract calls for Sumaria Systems to provide Pamet with certain shared personal resources charged at their fully loaded cost (i.e., salary, taxes fringe benefits, and G&A factor at 12% applied to all the costs). Value of these services Not To Exceed $740,000 from October 1, 2002 to July 31, 2003. A senior convertible note of $740,000 effective July 31, 2003.

Current Noteholder Conversion: All current note holders (as of October 1,
2002) must subordinate to this Sumaria senior note. Sumaria requires that at least 95% of the current $2,200,000 (approximate notes) expiring in 2002 and 2003 must be extended to September 30, 2005. (Co-terminus with senior note for Sumaria investment).

Working Capital Needs in Excess of $1,000,000 - As a condition to this investment Pamet agrees to commercially reasonable efforts to obtain the commitment of at least one other investor to provide up to $250,000 in additional working capital needs in excess of $1,000,000 as the need arises between January 1, 2003 and July 31, 2003. The plan is to live within the $1,000,000, but a reserve capability is nonetheless prudent. This commitment will be same as Sumaria senior note if committed by January 31, 2003 and money is received by July 31, 2003. To the extent that other qualified investors take senior note(s) same as Sumaria, any amount in excess of $250,000 committed by January 31, 2003 and received by July 31, 2003 may at Sumaria's discretion be applied against Sumaria's $1,000,000 commitment reducing it dollar for dollar against excess amount received.

Terms of the Senior Note(s)

Investment Amount(s)

a) Cash of $150,000 from Venilal Sumaria (personally)
b) Cash of $110,000 from Sumaria Systems, Inc.
c) Commercial Services Contract Value at $740,000 from Sumaria Systems, Inc.

Form: Senior Convertible Note
Terms: 3 year (Maturing September 30, 2005)
Interest Rate: 7% annual (Compounded annually)
Conversion Price: $0.115/share
Warrant Coverage: 20%
Warrant in Exercise Price: $0.45/share


Other Conditions:

Venilal Sumaria and Sumaria Systems, Inc. are pleased to offer the above commitment to Pamet. If you agree to this commitment please acknowledge by
signing this letter.   If you have any questions, please call me at (978)
739-4200 Ext. 108.


Sincerely,


Sumaria Systems, Inc.         Venilal Sumaria       Acceptance of Offer



_____________________         ________________      ___________________
Venilal Sumaria               Venilal Sumaria       Kirke Curtis, CEO
President                     Personally            Pamet Systems, Inc.

Exhibit 31.1 Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer


October 15, 2003


I, Kirke S. Curtis as President and CEO of Pamet Systems, Inc., certify that
1. I have reviewed this Annual report on Form 10-KSB of Pamet Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

October 15, 2003
KIRKE S. CURTIS
President and CEO
Pamet Systems, Inc   1000 Main Street    Acton, MA  01720      978-263-2060

Exhibit 31.2 Rule 13a-14(a)/15d-4(a) Certification of Principal Financial
Officer


October 15, 2003


I, Thomas Morton as Controller and Principal Financial Officer of Pamet Systems, Inc., certify that:

1. I have reviewed this Annual report on Form 10-KSB of Pamet Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


October 15, 2003
THOMAS MORTON
Controller and Principal Financial Officer
Pamet Systems, Inc   1000 Main Street    Acton, MA  01720      978-263-2060

EXHIBIT 32.1



PAMET SYSTEMS, INC.


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

The undersigned, Kirke S. Curtis, the President and Chief Executive Officer and Thomas Morton, Controller and Principal Financial Officer
 of Pamet Systems, Inc. (the "Company") have executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "Report").

The undersigned hereby certifies that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, each of the undersigned has executed this Certification as of the ___ day of October, 2003.



_______________________________
KIRKE S. CURTIS
President and CEO


_______________________________
THOMAS MORTON
Controller and Principal Financial Officer